Form 10KSB
period 2000-12-31
ONE DENTIST RESOURCES
filed 2002-04-12
CIK 1120521

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB40

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                 to
                               ----------------  -----------------
Commission File No. 0-33437

                           ONEDENTIST RESOURCES, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          Colorado                                              31-1664473
 ------------------------------                            --------------------
(State or other jurisdiction of                           (I. R. S. Employer
 incorporation or organization)                           Identification Number)

                               5459 S. Iris Street
                            Littleton, Colorado 80123
            ---------------------------------------------------------
           (Address of principal executive offices including Zip Code)

                    Issuer's telephone number: (303) 932-9998

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                            No Par Value Common Stock
                                 --------------
                                (Title of Class)

     Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes           No    X
                                   -------      -------

     As of February 28, 2001, 5,000,000 shares of the Registrant's no par value Common Stock were outstanding. As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates was not determinable as no trading market existed for the common stock.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 ---

     The Registrant had no revenue for the fiscal year.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof:

None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

     The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in the Company's periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

Introduction

Business Development

     OneDentist Resources, Inc. (the "Company") was formed in Colorado in November 1996 as Haleakala Enterprises, Inc. In June 2000, the Company acquired all of the outstanding shares of OneDentist.com, Inc. ("OneDentist.com"), an Ohio corporation organized in July 1999. OneDentist designed, developed and operated an on-line Web site for the dental community which allowed dentists to communicate with and market to their patients. Contemporaneously with this transaction, the Company changed its name to OneDentist Resources, Inc.

     From June 2000 until June 2001, the Company operated its on-line dental Web site through OneDentist.com.

     In January 2001 the Company registered with the Securities and Exchange Commission ("Commission") on Form SB-2 1,410,000 shares of its common stock held by 225 stockholders for resale and also registered 1,600,000 shares for sale by the Company at $1.25 per share in a best efforts offering. The offering was terminated in June 2001 without the sale of any securities.

     Since June 2001, the Company has been inactive. The Company believes that there is a demand by non-public corporations for publicly-held corporations, such as the Company. The Company believes that demand for inactive publicly-held corporations has increased dramatically since the Commission imposed additional requirements upon "blank check" companies pursuant to Reg. 419 of the Securities Act of 1933, as amended (the "Act"). According to the Commission, Rule 419 was designed to strengthen regulation of securities offerings by blank check companies, which Congress has found to have been a common vehicle for fraud and manipulation in the penny stock market. See Securities Act Releases No. 6891 (April 17, 1991), 48 SEC Docket 1131 and No. 6932 (April 13, 1992) 51 Docket
0382, SEC Docket 0382. The foregoing regulation has substantially decreased the number of "blank check" offerings filed with the Commission, and as a result has stimulated an increased demand for existing, publicly-held corporations that are not actively engaged in business. The Company intends to seek a merger or acquisition with a non-public corporation, but there can be no assurance that it will be successful in this regard.

General

     The Company proposes to seek, investigate and, if warranted, acquire an interest in a non-public operating company. As of the date hereof, the Company has no such operating companies under contemplation for acquisition or merger. After the merger or acquisition has taken place, the surviving entity will be the Company, however, management from the acquired entity will in all likelihood operate the Company. Due to the absence of capital available for investment by the Company, the types of business seeking to be acquired by the Company will invariably be smaller and higher risk businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its Common Stock. Accordingly, the Company's ability to acquire any business of substance will be extremely limited.

     The Company does not propose to restrict its search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of its limited resources.

     It is anticipated that business opportunities will be available to the Company and sought by the Company from various sources throughout the United States, including its officers and directors, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures will become available to it due to a number of factors, including, among others: (a) management's willingness to enter into unproven, speculative ventures; (b) management's contacts and acquaintances; and
(c) the Company's flexibility with respect to the manner in which it may structure potential financing, mergers and/or acquisitions. However, there is no assurance that the Company will be able to structure, finance, merge with and/or acquire any business opportunity or venture.

Operation of the Company

     The Company intends to search throughout the United States for a merger/acquisition candidate, however, because of its lack of capital, the Company believes that the merger/acquisition candidate will be conducting business within a limited geographical area. The Company maintains its corporate headquarters and principal place of business in Littleton, Colorado 80123. All corporate records are maintained at said office, and it is anticipated that all shareholders' meetings will take place in Colorado. In the event that a merger or acquisition of the Company takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained at Littleton, Colorado, or that shareholders' meetings will be held in Colorado.

     The Company's executive officers will seek acquisition/merger candidates and/or orally contact individuals or broker/dealers and advise them of the availability of the Company as an acquisition candidate. The Company's executive officers will review material furnished to them by the proposed merger/acquisition candidates and decide if a merger/acquisition is in the best interests of the Company and its shareholders.

     The Company may employ outside consultants until a merger/acquisition candidate has been targeted by the Company, however, management believes that it is impossible to consider the criteria that will be used to hire such consultants. While the Company may hire independent consultants, it has not considered any criteria regarding their experience, the services to be provided, or the term of service. The Company has not had any discussions with any consultants and there are no agreements or understandings with any consultants. Other than as disclosed herein, there are no other plans for accomplishing the business purpose of the Company.

Selection of Opportunities

     The analysis of new business opportunities is undertaken by or under the supervision of the Company's executive officers and directors who are not professional business analysts. Inasmuch as the Company has no funds available to it in its search for business opportunities and ventures, the Company is not able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. The Company will however, investigate, to the extent believed reasonable by its management, such potential business opportunities or ventures.

     As part of the Company's investigation, representatives of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity, may visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of the Company's limited management and technical expertise.

     Prior to making a decision to recommend to shareholders participation in a business opportunity or venture, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which they are based; evidence of existing patents, trademarks or service marks or rights thereto; current and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates during relevant periods; a description of current and required facilities; an analysis of risks and competitive conditions; and other information deemed relevant.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. The Company's executive officers, directors and principal shareholders will fund the Company's operations, including providing funds necessary to search for acquisition candidates, until an acquisition candidate is found. No other cash sources are available to the Company.

     The Company will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, the Company will consider the following factors:

     (i) Potential for growth, indicated by new technology, anticipated market expansion or new products;

     (ii) Competitive position as compared to other firms engaged in similar activities;

     (iii) Strength of management;

     (iv) Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and

     (v)  Other relevant factors.

     Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. The Company does not plan to raise any capital at the present time, by private placements, public offerings, pursuant to Regulation S promulgated under the Act, or by any means whatsoever. Further, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of an acquisition or merger candidate.

Form of Acquisition

     The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters. The exact form or structure of the Company's participation in a business opportunity or venture will be dependent upon the needs of the particular situation. The Company's participation may be structured as an asset purchase agreement, a lease, a license, a joint venture, a partnership, a merger, or acquisition of securities.

     As set forth above, the Company may acquire its participation in a business opportunity through the issuance of Common Stock or other securities in the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended, may depend upon the issuance to the shareholders of the acquired company of at least 80% of the Common Stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain 20% or less of the total issued and outstanding Common Stock. If such a transaction were available to the Company, it might be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of Common Stock prior to completing such acquisition. This could result in substantial additional dilution to the common stock holdings of those who were shareholders of the Company prior to such reorganization.

     The present management and the shareholders of the Company will not have control of a majority of the voting shares of the Company following an acquisition transaction. In fact, the shareholders of the acquired entity will gain control of the Company. The terms of sale of the shares presently held by management of the Company may not be afforded to other shareholders of the Company. As part of any transaction, the Company's then directors may resign and new directors may be appointed without any vote by shareholders.

     The Company will not borrow funds nor use funds to make payments to Company promoters, management or their affiliates or associates. The Company will not acquire or merge with a business or company in which the Company's management or their affiliates or associates directly or indirectly have an ownership interest. Management is not aware of any circumstances under which the foregoing policy will be changed and management, through their own initiative, will not change this policy.

     Pursuant to regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company is required to obtain and file with the Commission audited financial statements of the acquisition candidate not later than 60 days from the date the Form 8-K is due at the Commission disclosing the acquisition/merger.

Rights of Dissenting Shareholders

     Under Colorado law, approval of the Company's shareholders for a business combination is limited to those transactions identified as a merger or a consolidation. A business combination identified as a share exchange under which the Company would be the survivor does not require the approval of the Company's shareholders, nor does it entitle shareholders to dissent and obtain payment for their shares. Accordingly, unless the acquisition requires shareholder approval, the Company will not provide shareholders with a disclosure document containing audited or unaudited financial statements, prior to such acquisition, nor will the shareholders be entitled to dissenters' rights.

     If a business combination requires shareholder approval, the Company will provide its shareholders with disclosure documentation concerning the business opportunity sought in the combination. Such disclosure will in all likelihood be in the form of a proxy statement which will be distributed to shareholders at least 20 days prior to any shareholders' meeting.

     None of the Company's officers, directors, promoters, their affiliates or associates have had any preliminary contact or discussions with and there are no present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction contemplated in this registration statement.

Not an "Investment Adviser"

     The Company is not an "investment adviser" under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, the Company will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of
Section 2(a)(11) of the Investment Advisers Act of 1940, 15 U.S.C. 80b2(a)(11).

Not an "Investment Company"

     The Company may become involved in a business opportunity through purchasing or exchanging the securities of such business. The Company does not intend however, to engage primarily in such activities and is not registered as an "investment company" under the Federal Investment Company Act of 1940. The Company believes such registration is not required.

     The Company must conduct its activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act of 1940, which classification would affect the Company adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries") the value of which exceeds forty percent (40%) of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of "investment company." The Company proposes to engage solely in seeking an interest in one business opportunity.

     Effective January 14, 1981, the Commission adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of Section 3(a)(1), cited above, if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other than that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by the Company's business activities and appropriate resolution of the Company's Board of Directors duly adopted and duly recorded in the minute book of the Company. The Rule 3a-2 "safe harbor" may not be relied on more than one single time.

The Company's Office

     The Company's office is located at 5459 S. Iris Street, Littleton, Colorado 80123, and the telephone number is (303) 932-9998. The Company's office is located in the office of Philip J. Davis, the Company's President, Chief Financial Officer and sole Director. The Company's office will remain at Mr. Davis' office until an acquisition has been concluded. There are no written documents memorializing the foregoing. The Company is not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

     There are no agreements or understandings with respect to the office facility subsequent to the completion of an acquisition. Upon a merger or acquisition, the Company intends to relocate its office to that of the acquisition candidate.

Competition

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's lack of financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to its competitors. The Company will also be competing with a large number of small, widely-held companies located throughout the United States, as well as other publicly-held companies.

Employees

     The Company has no salaried employees and none of its officers, directors or principal stockholders will receive any compensation for any assistance they may provide the Company. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business opportunity.

Reports to Security Holders

     The Company is subject to the reporting obligations of the Exchange Act. These obligations include filing an annual report under cover of Form 10-KSB, with audited financial statements, unaudited quarterly reports and proxy statements for annual shareholders' meetings. The public may read and copy any materials the Company files with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information of the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0030. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Company is provided rent-free office space by Mr. Davis at 5459 S. Iris Street, Littleton, Colorado 80123. The Company is not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company is not a party to any litigation and, to its knowledge, no action, suit or proceedings have been threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

Common Stock Information

     As of February 28, 2001, the Company had approximately 233 record and beneficial holders of its Common Stock and a total of 5,000,000 shares of the Company's Common Stock were outstanding. There has never been nor is there now a market for the Company's Common Stock.

Dividend Policy

     The Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Results of Operations

     The Company had no revenue for the year ended December 31, 2000. It incurred operating expenses and an operating loss of $442,555 for the year. These operating expenses consisted primarily of general and administrative expenses, including office rent and salaries necessary to develop its on-line dental Web site. In addition, the Company incurred professional fees for the organization of its business and the registration of its securities with the Commission.

     As the Company was in operation only from July 1999, no comparisons between the calendar year ended December 31, 1999 and December 31, 2000 are meaningful or relevant.

Liquidity and Capital Resources.

     At December 31, 2000, the Company had a deficit in working capital of $96,871 and a negative net worth of $96,871. The Company is not able to repay its accounts payable at this time.

ITEM 7.  FINANCIAL STATEMENTS

                           ONEDENTIST RESOURCES, INC.

                          (A Development Stage Company)

                                FINANCIAL REPORT

                           OneDentist Resources, Inc.

                          (A Development Stage Company)

                                    CONTENTS


--------------------------------------------------------------------------------


                                                                            Page
                                                                            ----
INDEPENDENT AUDITORS' REPORT                                                 F-1

FINANCIAL STATEMENTS
  Balance Sheet                                                              F-2
  Statements of Operations                                                   F-3
  Statements of Stockholders' Equity (Deficit)                               F-4
  Statements of Cash Flows                                                   F-5
  Notes to Financial Statements                                              F-6

To the Stockholders
OneDentist Resources, Inc.
Littleton, Colorado



                          Independent Auditors' Report
                          ----------------------------

     We have audited the accompanying balance sheet of OneDentist Resources, Inc., as described in Note 1A (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2000 and for the period from July 16, 1999 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of OneDentist Resources, Inc. (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000 and for the period from July 16, 1999 (date of inception) through December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements and discussed in Note 1, the Company has incurred losses from operations since inception and is dependent on obtaining additional financing for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Columbus, Ohio
March 23, 2002

                          OneDentist Resources, Inc.
                        (A Development Stage Company)

                                BALANCE SHEET

                              December 31, 2000
                              -----------------



                                    ASSETS
                                    ------


CURRENT ASSETS
  Cash and cash equivalents                                           $      50
  Employee advances                                                       4,961
                                                                      ---------
    Total current assets                                                  5,011
                                                                      ---------

                                                                      $   5,011
                                                                      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
                    -------------------------------------


CURRENT LIABILITIES
  Accounts payable                                                    $  68,153
  Note payable-stockholder (Note 2)                                      31,916
  Accrued payroll taxes                                                   1,813
                                                                      ---------
        Total current liabilities                                       101,882
                                                                      ---------

COMMITMENTS (Note 2)                                                       --


STOCKHOLDERS' DEFICIT
  Preferred stock, no par value, 10,000,000 shares authorized,
   no shares issued and outstanding                                        --
  Common stock, no par value, 25,000,000 shares authorized,
   5,000,000 issued and outstanding (Note 6)                            284,751
  Additional paid-in-capital (Note 3)                                    65,000
  Deficit accumulated during the development stage                     (446,622)
                                                                      ---------
                                                                        (96,871)
                                                                      ---------

                                                                      $   5,011
                                                                      =========


   The accompanying notes are an integral part of these financial statements.



                                 OneDentist Resources, Inc.
                                (A Development Stage Company)

                                  STATEMENTS OF OPERATIONS



                                                                        For the period from
                                                                        July 16, 1999 (date
                                              For the year ended       of inception) through
                                               December 31, 2000         December 31, 1999
                                               -----------------         -----------------

OPERATING EXPENSES                                $   442,555                $     2,150
                                                  -----------                -----------


OPERATING LOSS                                       (442,555)                    (2,150)



OTHER INCOME
  Interest income                                       3,933                       --
                                                  -----------                -----------


NET LOSS                                          $  (438,622)               $    (2,150)
                                                  ===========                ===========


BASIC AND DILUTIVE LOSS PER SHARE                 $     (0.09)               $     (0.01)
                                                  ===========                ===========


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                       5,000,000                  5,000,000
                                                  ===========                ===========


         The accompanying notes are an integral part of these financial statements.

                                             F-3


                                            OneDentist Resources, Inc.
                                           (A Development Stage Company)

                                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                                       Deficit
                                                                                                     Accumulated
                                                       Number                                        During The
                                                         of            Common         Additional     Development
                                                       Shares           Stock      Paid-in-capital      Stage
                                                    ------------    -------------   -------------   -------------
Initial capitalization of OneDentist.com, Inc.            100.00    $           1   $      65,000   $        --

Net loss for the period from July 16, 1999
  through December 31, 1999                                 --               --              --            (2,150)
                                                    ------------    -------------   -------------   -------------
Balance December 31, 1999                                 100.00                1          65,000          (2,150)

Sale of common stock, net of related
 costs of $30,000 (Note 6)                                 14.29          282,500            --              --

Stock issued to the stockholders of
 OneDentist.com, Inc. in exchange for 100% of their voting shares (Note 6):

    Exchange of OneDentist.com, Inc. shares              (114.29)            --              --              --

    Receipt of Haleakala Enterprises, Inc. shares   4,250,000.00             --              --              --

Effect of recapitalization (Note 6)                   750,000.00            2,250            --            (5,850)

Net loss                                                 --                  --              --          (438,622)
                                                    ------------    -------------   -------------   -------------

Balance December 31, 2000                           5,000,000.00    $     284,751   $      65,000   $    (446,622)
                                                    ============    =============   =============   =============


                    The accompanying notes are an integral part of these financial statements.

                                                        F-4


                                      OneDentist Resources, Inc.
                                    (A Development Stage Company)

                                       STATEMENTS OF CASH FLOWS



                                                                                 For the period from
                                                                                 July 16, 1999 (date
                                                       For the year ended       of inception) through
                                                        December 31, 2000          December 31, 1999
                                                          -------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $    (438,622)             $      (2,150)
                                                          -------------              -------------

  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                               19,986                       --
     Offering costs                                              31,916                       --
     Loss on disposal of computer equipment                         976                       --
     Loss on disposal of website development costs               45,138
    Increase in current assets:
        Employee advances                                        (4,961)                      --
    Increase in current liabilities:
      Accounts payable                                           62,404                      2,150
      Accrued payroll and related taxes                           1,813                       --
                                                          -------------              -------------
        Total adjustments                                       157,272                      2,150
                                                          -------------              -------------
          Net cash used in operating activities                (281,350)                      --
                                                          -------------              -------------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of computer equipment                                 (1,100)                      --
                                                          -------------              -------------
          Net cash used in investing activities                  (1,100)                      --
                                                          -------------              -------------

CASH FLOW FROM FINANCING ACTIVITIES
  Net proceeds from sale of common stock                        282,500                       --
                                                          -------------              -------------
          Net cash provided by financing activities             282,500                       --
                                                          -------------              -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            50                       --

CASH AND CASH EQUIVALENTS - Beginning                              --                         --
                                                          -------------              -------------

CASH AND CASH EQUIVALENTS  Ending                         $          50              $        --
                                                          =============              =============


SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES

In 1999, the Company issued shares of stock in exchange for a software development asset with a fair market value of $65,000.


              The accompanying notes are an integral part of these financial statements.

                                                  F-5

                           OneDentist Resources, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies

          The following is a summary of significant accounting policies followed in the preparation of the financial statements.

     A. Business Organization and Basis of Presentation - OneDentist.com, Inc. (a development stage company) (the Company) was incorporated on July 16, 1999 in the State of Ohio. On June 30, 2000, the Company's stockholders exchanged their shares for shares of Haleakala Enterprises, Inc. Haleakala Enterprises, Inc. then changed their name to OneDentist Resources, Inc. (See Note 6). For accounting purposes, OneDentist.com, Inc. is considered to be the acquirer and therefore the financial statements presented are those of OneDentist.com, Inc.'s. The Company has been in the development stage since its inception. The Company was previously formed to develop an online website for the dental community including dentists, dental practitioners and dental patients. During 2000, the Company filed a Registration Statement under the Securities Act of 1933 which became effective in early 2001, to raise capital for its then aforementioned business purpose. However, the offering was not successful and the Company has now abandoned the pursuance of its prior business plan.

          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern with the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing as may be required.

          The Company's continued existence is dependent upon its ability to secure loans from its principal stockholders and/or obtain additional capital contributions. Future operating expenses will be funded by these loans or capital contributions. The Company's ability to continue to meet its obligations is dependent upon obtaining the above financing.

          The Company's fiscal year end is December 31.

     B. Cash Equivalents - For the purpose of the statements of cash flow, the Company considers cash and cash equivalents to include cash and money market investments with maturities at purchase of three months or less.

     C. Concentration of Credit Risk - The Company maintains its demand deposits in one financial institution located in Columbus, Ohio. All deposits are insured by the Federal Deposit Insurance Corporation up to $100,000.

     D. Income Taxes - Income taxes are provided based on the liability method of accounting. Income tax benefits of net operating loss carryforwards have been offset with an allowance equal to the benefit which may be realized in future periods. (See Note 5).

                           OneDentist Resources, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies (Continued)

     E. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     F. Advertising - All of the Company's advertising costs are of the nondirect response type. The Company expenses all advertising costs as incurred or at the time the advertising takes place. Total advertising costs incurred during the period from July 16, 1999 through December 31, 1999 and the year ended December 31, 2000 amounted to $0 and $1,573, respectively.

     G. Earnings Per Share - Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the dilutive effect of common stock equivalents using the treasury stock method. There are no dilutive common stock equivalents outstanding at December 31, 2000 or 1999. The number of outstanding shares and weighted average common shares outstanding have been restated to give effect to the merger and re-capitalization as if these transactions had occurred on July 16, 1999 (date of inception) (see Note 6).

     H. Organization Costs and Start-up Expenses - In accordance with Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," organization costs and start-up expenditures are being expensed as incurred.

     I. Fair Value of Financial Instruments - Cash, accounts payable and accrued expenses are reflected in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments.

     J. Deferred Costs - The Company has incurred legal and accounting fees of $0 through December 31, 1999 and $117,486 through December 31, 2000, respectively, related to the Registration Statement on Form SB-2 under the provision of the Securities and Exchange Commission. Since, the public offering was not successful these costs have been expensed at December 31, 2000.

     K. Computer Equipment - The Company capitalized computer equipment at its original cost and depreciated the equipment over three years utilizing the straight-line method. The asset was abandoned when the Company vacated their office facility. The book value of $976 was written off at December 31, 2000.

                           OneDentist Resources, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 2.   Commitments and Subsequent Events

          The Company had leased office space under a month-to-month lease which required monthly payments of $1,545. No rent expense was incurred during the period from July 16, 1999 (date of inception) through December 31, 1999. Rent expense for the year ended December 31, 2000 amounted to $19,227. During early 2001 the Company vacated the office they had been leasing due to the failed attempt to raise equity capital. Management represents there are no amounts due the landlord other than amounts paid for rent due to a verbal agreement and the abandonment of a computer and other office equipment.

          The Company had entered into a consulting agreement with Jag Capital, Inc. ("JAG"). The consulting agreement required the Company to pay $25,000 for their assistance with the Company's limited private placement. The consulting agreement required the Company to pay $2,000 per month for twelve months, beginning May 2000 for financial consulting. At December 31, 2000, the remaining amount due of $15,366 is payable and is included in accounts payable on the accompanying balance sheet. A principal shareholder of JAG is a shareholder in the Company. In 2001, JAG waived its monthly fees that were unpaid and any fees that were to be billed.

          The Company entered into a contract with an attorney to prepare a Registration Statement on Form SB-2 under the provisions of the Securities and Exchange Commission (See Note 6). The legal fee for preparation of the Registration Statement was $80,000, plus out of pocket costs of which $53,332 was billed and paid, and $31,916 accrued at December 31, 2000 and as discussed in Note 1J, these costs were expensed at December 31, 2000. The attorney is a shareholder in the Company. On January 3, 2001, the Company entered into a Promissory Note ("the Note") for the amount accrued ($31,916) including interest at 10%. This loan and accrued interest was due on or before April 3, 2001. If not paid, the Lender, at the Lender's option, could require conversion of the principal and accrued interest due upon default under the Note to the number of shares of the Company's no par value common stock equal to, after issuance of the shares to the Lender, 50.1% of the issued and outstanding shares at the time of conversion. See Note 6 regarding the subsequent issuance of common stock.

Note 3.   Software Development and License Agreement

          Horn Interactive Inc. (Horn) had developed the Company's website. As consideration for the website development, the Company issued Horn 23 shares of the initial issuance of common stock. The fair market value of the website development is approximately $65,000 and was reflected in the accompanying financial statements as software development asset and additional paid-in-capital. The asset was being amortized over its estimated useful life of three years utilizing the straight line method, beginning in February 2000 when the website was launched. In addition, the Company entered into a license agreement with Horn Interactive, Inc. for the use of the software underlying the OneDentist website. Since, the public offering was not successful and management has determined this website development has no future benefit, the costs have been expensed at December 31, 2000.

                           OneDentist Resources, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 4.   Related Party Transactions

          During the year ended December 31, 2000, the Company reimbursed Classic Impressions, Inc., a company related through common ownership, $35,826 for payroll and related expenses.

Note 5.   Income Taxes

          Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax reporting purposes in different periods. Deferred taxes are classified as current or long-term, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or long-term depending on the periods in which the temporary differences are expected to reverse.

          The components of the deferred tax asset consist of the following:

                                                            December 31, 2000
                                                            -----------------
          Deferred tax asset arising from the benefit
          of federal net operating loss carryforward        $         152,000
          Less valuation allowance                                   (152,000)
                                                            -----------------
          Net noncurrent asset                              $            --
                                                            =================


          At December 31, 2000, the Company has federal net operating loss carryforwards approximating $447,000, which expires in 2020. The Company has assessed its past earnings history and trends and has determined that it is more likely than not that no deferred tax assets will be realized. The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets that may not be realized. The Company will continue to review this valuation on an annual basis and make adjustments as needed.

Note 6.   Stock Transactions

          Issuance of Stock
          -----------------
          The founding shareholders of the Company received an aggregate of 77 shares of the Company's common stock at incorporation for $1. The shareholders contributed their time and expertise to the Company. The value of this contributed time is not reflected in the accompanying financial statements since it is not susceptible to objective measurement or valuation by management.

          Sale of Common Stock
          --------------------
          During 2000, the Company issued 625,000 shares of common stock in connection with its limited private placement offering that raised equity capital of $312,500 less related costs of $30,000. Effective June 30, 2000, the Company completed a reverse stock split of the 625,000 shares issued as a result of the private placement offering, reducing the number of shares issued from 625,000 to 14.29.

                           OneDentist Resources, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 6.   Stock Transactions (Continued)

          Merger
          ------
          Effective June 30, 2000, OneDentist.com, Inc. executed a share exchange agreement with Haleakala Enterprises, Inc. ("Haleakala"), a Colorado corporation. Haleakala is a privately owned corporation whose shares are widely held among approximately 235 stockholders. Haleakala was organized in November 1996 for the purpose of merging in the future with a company seeking a larger stockholder base. Haleakala has not been operational since it was organized and has no specific place of operations and virtually no assets or liabilities. Prior to the exchange of stock, Haleakala effectuated a reverse stock split of its outstanding common stock, reducing to a total of 750,000 outstanding shares. The Company's stockholders exchanged 100% of their shares for 4,250,000 shares of Haleakala. Haleakala changed its name to OneDentist Resources, Inc. Immediately after the exchange, the ownership of OneDentist Resources, Inc. is 15% by existing Haleakala stockholders and 85% by the existing OneDentist.com, Inc. stockholders. The merger was recorded as a re-capitalization with OneDentist.com, Inc. as the acquirer.

          Stock Option Plan
          -----------------
          In July 2000, the Company's board of directors adopted, subject to stockholder approval, a stock option plan, which provides for the grant to employees, officers, directors and consultants of options to purchase up to an aggregate of 500,000 shares of common stock. No options have been granted under the plan.

          Subsequent Issuance of Common Stock
          -----------------------------------
          In September, 2001, as a result of the converting of the note discussed in Note 2, 6,626,453 common shares were issued.

Note 7.   Business Continuation

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred losses of $2,150 for the period from July 16, 1999 (date of inception) through December 31, 1999 and $438,622 for the year ended December 31, 2000, and has generated no revenues. These factors indicate the Company will be unable to continue as a going concern for a reasonable period of time.

          The financial statements do not include any adjustments relating to the recoverability and classification of assets that might be necessary should the Company be unable to continue as a going concern.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

     None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

     The name, age and position held in the Company by its sole executive officer and director as of the date of this Report are as follows:



Name                          Age                            Position
----                          ---                            --------

Philip J. Davis                45                    President, Chief Financial
                                                     Officer and Director

     Directors serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The Company's officers serve at the discretion of the Company's Board of Directors, until their death, or until they resign or have been removed from office. The Board of Directors has no audit or compensation committees.

     There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. No other person's activities are material to the operation of the Company.

     The following is a summary of the business experience of the Company's sole director and executive officer for at least the past five years:

     Philip J. Davis has been the President, Chief Financial Officer and sole Director of the Company since October 2001. He has been the President, Treasurer, Secretary and a Director of Ivory Capital, Inc. since November 1998. From December 1996 until December 1999, Mr. Davis was the President, Treasurer and a Director of Mizar Energy Company, a Colorado corporation,, which was formed for the purpose of buying, selling and producing oil and gas, and buying and selling oil and gas leases. From May 1991 to November 1995, Mr. Davis was Secretary/Treasurer and, from November 1995 to May 1997, was the President of Lahaina Acquisitions, Inc. He was also a director of Lahaina from May 1991 to May 1997. Lahaina is currently a real estate development and mortgage company. From August 1996 to April 2000, Mr. Davis was the President and a member of the Board of Directors of Medical Management Systems, Inc., a Colorado corporation which changed its name to Dominix, Inc. and is currently a telecommunications company.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     None of the Company's executive officers or directors received compensation in excess of $100,000 for the year ended December 31, 2000 and none currently receive any compensation. None of the Company's executive officers and directors were granted any stock options nor were any options exercised by them in the 2000 calendar year. Mr. Webb, the Company's former Chief Executive Officer, received no salary for the year ended December 31, 2000.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth the Common Stock ownership, as of December 31, 2000, of (i) each person known by the Company to be the beneficial owner of 5% or more of the Company's Common Stock, (ii) each director individually, and
(iii) all directors and officers of the Company. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

                                Number of Shares of      Percent of Common Stock
Name of Beneficial Owner        Common Stock Owned       Owned Prior to Offering
------------------------        ------------------       -----------------------

Richard J. Horn                       841,361                     16.8%
Graydon D. Webb                       425,941                      8.5%
Gerald S. Strauss                     483,212                      9.7%
Andrew L. Horn                        587,612                     11.8%
Edward Kelley                         383,525                      7.7%
Joel M. McCuen                        483,212                      9.7%
Louis P. DiOrio                       305,587                      6.1%
All officers and directors
as a group (six persons)            2,263,376                     45.3%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     In April 2000, the Company entered into a license agreement with Horn Interactive, Inc., a company owned and controlled by Mr. Horn, the former Chairman of the Company's board of directors, under which the Company received an exclusive and perpetual license for the software currently powering its Web site for $1.00 together with the issuance of 841,361 shares of the Company's Common Stock to Mr. Horn. The fair market value of the Web site development was approximately $65,000 and was capitalized and recorded as additional paid in capital. Since the public offering was not successful and management has determined the website has no future benefit, the costs were expensed at December 31, 2000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     a. Exhibits:

        None.

     b. Reports on Form 8-K.

        No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado, on April 8, 2002.

                                            ONEDENTIST RESOURCES, INC.


                                            By:  /s/  Philip J. Davis
                                               ---------------------------------
                                                      Philip J. Davis, President
                                                      and Sole Director