Form 10KSB
period 2001-12-31
ONE DENTIST RESOURCES
filed 2002-04-12
CIK 1120521

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB40

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2001 or

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

     As of February 28, 2002, 11,626,453 shares of the Registrant's no par value Common Stock were outstanding. As of February 28, 2002, the aggregate market value of the voting stock held by non-affiliates was not determinable as no trading market existed for the common stock.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

Common Stock Information

     As of February 28, 2002, the Company had approximately 233 record and beneficial holders of its Common Stock and a total of 11,626,453 shares of the Company's Common Stock were outstanding. There has never been nor is there now a market for the Company's Common Stock.

Dividend Policy

     The Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Results of Operations

     The Company had no revenue for the year ended December 31, 2001. It incurred operating expenses and an operating loss of $15,030 for the year. These operating expenses consisted primarily of general and administrative expenses, including office rent and salaries.

     The Company only operated its on-line dental Web site until June 2001, and accordingly, no meaningful comparisons can be made regarding the results of operations for December 31, 2000 compared to December 31, 2001. As in 2000, the Company had no operating revenue in 2001. However, due to the Company limiting its operations in 2001 due to lack of funding, operating expenses and the resulting operating loss were limited to $15,030 compared to $442,555 in 2000.

     As the Company was in operation only from July 1999, no comparisons between the calendar year ended December 31, 1999 and December 31, 2000 are meaningful or relevant.

Liquidity and Capital Resources.

     At December 31, 2001, the Company had a deficit in working capital of $50,619 and a negative net worth of $50,619 compared to $96,871 and $96,871, respectively at December 31, 2000. The improvement in these items resulted from the Company settling certain of its obligations for less than the amounts carried on its balance sheet at December 31, 2000.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

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

To the Stockholders
OneDentist Resources, Inc.
Littleton, Colorado



                          Independent Auditors' Report
                          ----------------------------

     We have audited the accompanying balance sheet of OneDentist Resources, Inc., as described in Note 1A (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of OneDentist Resources, Inc. (a development stage company) as of December 31, 2001, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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





Columbus, Ohio
March 25, 2002


                             OneDentist Resources, Inc.
                            (A Development Stage Company)

                                    BALANCE SHEET

                                  December 31, 2001
                                  -----------------



                                       ASSETS                              2001
                                       ------                            ---------


CURRENT ASSETS
  Cash and cash equivalents                                              $    --
    Total current assets                                                      --
                                                                         ---------

                                                                         $    --
                                                                         =========


                        LIABILITIES AND STOCKHOLDERS' DEFICIT
                        -------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                       $  50,327
  Note payable-stockholder (Note 2)                                           --
  Accrued payroll taxes                                                        292
                                                                         ---------
        Total current liabilities                                           50,619
                                                                         ---------

COMMITMENTS (Note 2)                                                          --


STOCKHOLDERS' DEFICIT
  Preferred stock, no par value, 10,000,000 shares authorized,
   no shares issued and outstanding                                           --
  Common stock, no par value, 25,000,000 shares
   authorized, 11,626,453 issued and outstanding, (Note 6)                 316,667
  Additional paid-in-capital (Note 3)                                       79,000
  Deficit accumulated during the development stage                        (446,286)
                                                                         ---------
                                                                           (50,619)
                                                                         ---------

                                                                         $    --
                                                                         =========


   The accompanying notes are an integral part of these financial statements.

                                      F-2

                           OneDentist Resources, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                 For the years ended December 31, 2001 and 2000
                 ----------------------------------------------



                                                     2001               2000
                                                     ----               ----

OPERATING EXPENSES                               $    15,030        $   442,555
                                                 -----------        -----------

OPERATING LOSS                                       (15,030)          (442,555)

OTHER INCOME
  Forgiveness of liabilities                          15,366               --
  Interest income                                       --                3,933
                                                 -----------        -----------
                                                      15,366              3,933
                                                 -----------        -----------

NET INCOME (LOSS)                                $       336        $  (438,622)
                                                 ===========        ===========

BASIC AND DILUTIVE INCOME (LOSS)
   PER SHARE                                     $      0.00        $     (0.09)
                                                 ===========        ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                      6,932,715          5,000,000
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



                                                OneDentist Resources, Inc.
                                               (A Development Stage Company)

                                       STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                               Deficit
                                                                                                             Accumulated
                                                        Number                                               During The
                                                          of               Common           Additional       Development
                                                        Shares              Stock        Paid-in-capital        Stage
                                                     -------------      -------------     -------------     -------------
Balance December 31, 1999                                   100.00      $           1     $      65,000      $     (2,150)

Sale of common stock, net of related
 costs of $30,000 (Note 6)                                   14.29            282,500              --                --

Stock issued to the stockholders of
 OneDentist.com, Inc. in exchange for 100% of their voting shares (Note 6):

    Exchange of OneDentist.com, Inc. shares                (114.29)              --                --                --

    Receipt of Haleakala Enterprises, Inc. shares     4,250,000.00               --                --                --

Effect of recapitalization (Note 6)                     750,000.00              2,250              --              (5,850)

Net loss                                                   --                    --                --            (438,622)
                                                     -------------      -------------     -------------     -------------
Balance December 31, 2000                             5,000,000.00            284,751            65,000          (446,622)

Contributed capital                                        --                    --              14,000              --

Conversion of note payable to common stock            6,626,453.00             31,916              --                --

Net income                                                 --                    --                --                 336
                                                     -------------      -------------     -------------     -------------
Balance December 31, 2001                            11,626,453.00      $     316,667     $      79,000     $    (446,286)
                                                     =============      =============     =============     =============


                        The accompanying notes are an integral part of these financial statements.

                                                            F-4



                            OneDentist Resources, Inc.
                           (A Development Stage Company)

                             STATEMENTS OF CASH FLOWS

                  For the years ended December 31, 2001 and 2000
                  ----------------------------------------------


                                                              2001         2000
                                                              ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $     336    $(438,622)
                                                           ---------    ---------
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                              --         19,986
     Offering costs                                             --         31,916
     Loss on disposal of computer equipment                     --            976
     Loss on disposal of website development costs              --         45,138
     Forgiveness of liabilities                              (15,030)        --
    Increase in current assets:
        Employee advances                                      4,961       (4,961)
    Increase in current liabilities:
      Accounts payable                                        (2,796)      62,404
      Accrued payroll and related taxes                       (1,521)       1,813
                                                           ---------    ---------
        Total adjustments                                    (14,386)     157,272
                                                           ---------    ---------
          Net cash used in operating activities              (14,050)    (281,350)
                                                           ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of computer equipment                                --         (1,100)
                                                           ---------    ---------
          Net cash used in investing activities                 --         (1,100)
                                                           ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Net proceeds from sale of common stock                        --        282,500
  Contributed capital                                         14,000         --
                                                           ---------    ---------
          Net cash provided by financing activities           14,000      282,500
                                                           ---------    ---------

NET INCREASE (DECREASE) IN CASH AND
   AND CASH EQUIVALENTS                                          (50)          50

CASH AND CASH EQUIVALENTS - Beginning                             50         --
                                                           ---------    ---------

CASH AND CASH EQUIVALENTS - Ending                         $    --      $      50
                                                           =========    =========


SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES

In 2001, the Company converted a note payable amounting to $31,916 for 6,626,453 shares of common stock.


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

     A. Business Organization and Basis of Presentation - OneDentist.com, Inc. (a development stage company) (the Company) was incorporated on July 16, 1999 in the State of Ohio. On June 30, 2000, the Company's stockholders exchanged their shares for shares of Haleakala Enterprises, Inc. Haleakala Enterprises, Inc. then changed their name to OneDentist Resources, Inc. (See Note 6). For accounting purposes, OneDentist.com, Inc. is considered to be the acquirer and therefore the financial statements presented are those of OneDentist.com, Inc.'s. The Company has been in the development stage since its inception. The Company was previously formed to develop an online website for the dental community including dentists, dental practitioners and dental patients. During 2000, the Company had filed a Registration Statement under the Securities Act of 1933 which became effective in early 2001, to raise capital for its then aforementioned business purpose. However, the offering was not successful and the Company has now abandoned the pursuance of its prior business plan.

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

     F. Advertising - All of the Company's advertising costs are of the nondirect response type. The Company expenses all advertising costs as incurred or at the time the advertising takes place. Total advertising costs incurred for the years ended December 31, 2001 and 2000 amounted to $0 and $1,573, respectively.

     G. Earnings Per Share - Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the dilutive effect of common stock equivalents using the treasury stock method. There are no dilutive common stock equivalents outstanding at December 31, 2001 or 2000. The number of outstanding shares and weighted average common shares outstanding have been restated to give effect to the merger and re-capitalization as if these transactions had occurred on July 16, 1999 (date of inception) (see Note 6).

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

     J. Deferred Costs - The Company has incurred legal and accounting fees of $117,486 through December 31, 2000, related to the Registration Statement on Form SB-2 under the provision of the Securities and Exchange Commission. Since, the public offering was not successful these costs have been expensed at December 31, 2000.

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

                           OneDentist Resources, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 2.   Commitments and Subsequent Events

          The Company had leased office space under a month-to-month lease which required monthly payments of $1,545. No rent expense was incurred for the year ended December 31, 2001. Rent expense for the year ended December 31, 2000 amounted to $19,227. During early 2001 the Company vacated the office they had been leasing due to the failed attempt to raise equity capital. Management represents there are no amounts due the landlord other than amounts paid for rent due to a verbal agreement and the abandonment of a computer and other office equipment.

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

                           OneDentist Resources, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 4.   Related Party Transactions

          During the year ended December 31, 2000, the Company reimbursed Classic Impressions, Inc., a company related through common ownership, $35,826 for payroll and related expenses. There were no transactions with Classic Impressions, Inc. in 2001.

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

          The components of the deferred tax asset consist of the following:

                                                            December 31, 2001
                                                            -----------------
          Deferred tax asset arising from the benefit
          of federal net operating loss carryforward        $         152,000
          Less valuation allowance                                   (152,000)
                                                            -----------------
          Net noncurrent asset                              $            --
                                                            =================

          At December 31, 2001, the Company has federal net operating loss carryforwards approximating $447,000, which expire in 2020. The Company has assessed its past earnings history and trends and has determined that it is more likely than not that no deferred tax assets will be realized. The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets that may not be realized. The Company will continue to review this valuation on an annual basis and make adjustments as needed.

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

Note 7.   Business Continuation

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred losses of $438,622 for the year ended December 31, 2000, $336 of income for the year ended December 31, 2001 and has generated no revenues. The Company has no cash and a stockholder's deficit amounting to $50,619. These factors indicate the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     None of the Company's executive officers or directors received compensation in excess of $100,000 for the years ended December 31, 2001 or 2000 and none currently receive any compensation. The Company's executive officers and directors were not granted any stock options nor were any options exercised by them in the 2001 calendar year. Mr. Webb, the Company's former Chief Executive Officer, received no salary for the year ended December 31, 2001.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth the Common Stock ownership, as of March 31, 2002, of (i) each person known by the Company to be the beneficial owner of 5% or more of the Company's Common Stock, (ii) each director individually, and
(iii) all directors and officers of the Company. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.





Name and Address                   Number of Shares of       Percentage of Class
of Beneficial Owner                Common Stock Owned          of Common Stock
--------------------               ------------------          ---------------


Philip J. Davis
5459 S. Iris Street
Littleton, Colorado 80123               3,313,227                   28.5%


Gary A. Agron
5445 DTC Pkwy., Suite 520
Greenwood Village, CO 80111             3,425,539                   29.5%



All Officers and Directors
  as a Group (1 person)                 3,313,227                   28.5%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     In April 2000 the Company entered into a license agreement with Horn Interactive, Inc., a company owned and controlled by Mr. Horn, the former Chairman of the Company's Board of Directors, under which the Company received an exclusive and perpetual license for the software currently powering its Web site for $1.00 together with the issuance of 841,361 shares of the Company's Common Stock to Mr. Horn. The fair market value of the Web site development was approximately $65,000 and was capitalized and recorded as additional paid in capital. Subsequently, management determined that the Web site had no future benefit, and, accordingly, these costs were expensed at December 31, 2000.

     In October 2001 the Company issued 6,626,453 shares of its common stock upon conversion of a promissory note in the amount of approximately $31,916 held by Gary A. Agron, who became a principal stockholder as a result of the transaction. Subsequently, Mr. Agron transferred 3,313,227 shares to Philip J. Davis. Following the stock conversion, all of the Company's then officers and directors resigned and Mr. Davis was appointed the sole officer and director of the Company. See Notes 2 and 6 to the appended Financial Statements.


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

                                            ONEDENTIST RESOURCES, INC.


                                            By:  /s/  Philip J. Davis
                                               --------------------------------
                                                      Philip J. Davis, President
                                                      and Sole Director