Form 10QSB
period 2002-03-31
ONE DENTIST RESOURCES
filed 2002-05-14
CIK 1120521

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2002.

                         Commission file number: 0-33437


                           OneDentist Resources, Inc.
                 (Name of Small Business Issuer in its charter)


           Colorado                                               31-1664473
           --------                                          -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                             5459 South Iris Street
                               Littleton, CO 80123
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 932-9998
                (Issuer's telephone number, including area code)

     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X          No
                                -------          --------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value, 11,626,453 shares as of March 31, 2002.

                        PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements


To the Stockholders
  OneDentist Resources, Inc.
Littleton, Colorado

                         Independent Accountants' Report
                         -------------------------------

     We have reviewed the accompanying balance sheet of OneDentist Resources, Inc., as of March 31, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses from operations since inception and is dependent on obtaining additional financing or either merging into or acquiring another company for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/  HAUSSER + TAYLOR LLP
                                            ---------------------------
                                                 HAUSSER + TAYLOR LLP


Columbus, Ohio
May 9, 2002


                            OneDentist Resources, Inc.

                           (A Development Stage Company)

                                   BALANCE SHEET

                                   March 31, 2002
                                   --------------



                                        ASSETS
                                        ------




CURRENT ASSETS
  Cash and cash equivalents                                              $    --
                                                                         ---------
    Total current assets                                                      --
                                                                         ---------

                                                                         $    --
                                                                         =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------


CURRENT LIABILITIES
  Accounts payable                                                       $  36,665
  Accrued payroll taxes                                                        292
                                                                         ---------
        Total current liabilities                                           36,957
                                                                         ---------

STOCKHOLDERS' DEFICIT
  Preferred stock, no par value, 10,000,000 shares authorized,
   no shares issued and outstanding                                           --
  Common stock, no par value, 25,000,000 shares authorized, 11,626,453
   issued and outstanding                                                  316,667
  Additional paid-in-capital                                                90,288
  Deficit accumulated during the development stage                        (443,912)
                                                                         ---------
                                                                           (36,957)
                                                                         ---------

                                                                         $    --
                                                                         =========


                      The accompanying notes are an integral
                        part of these financial statements.

                                       - 2 -

                            OneDentist Resources, Inc.

                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                        Three Months Ended March 31, 2002
                        ---------------------------------



OPERATING EXPENSES                                                 $     12,001
                                                                   ------------

OPERATING LOSS                                                          (12,001)


OTHER INCOME
  Forgiveness of liabilities                                             14,375
                                                                   ------------
                                                                         14,375
                                                                   ------------

NET INCOME                                                         $      2,374
                                                                   ============


BASIC AND DILUTIVE INCOME
   PER SHARE                                                       $       0.00
                                                                   ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                        11,626,453
                                                                   ============


                     The accompanying notes are an integral
                       part of these financial statements.

                           OneDentist Resources, Inc.

                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                       Deficit
                                                                     Accumulated
                                Number                  Additional   During The
                                  of         Common      Paid-in     Development
                                Shares       Stock       capital        Stage
                              ----------   ----------   ----------   ----------

BALANCE  December 31, 2001    11,626,453   $  316,667   $   79,000   $ (446,286)

  Capital contributed by
     stockholders                   --           --         11,288         --


  Net income                        --           --           --          2,374
                              ----------   ----------   ----------   ----------


BALANCE  March 31, 2002       11,626,453   $  316,667   $   90,288   $ (443,912)
                              ==========   ==========   ==========   ==========


                     The accompanying notes are an integral
                       part of these financial statements.

                           OneDentist Resources, Inc.

                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                        Three Months Ended March 31, 2002
                        ---------------------------------



CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $  2,374
                                                                       --------
  Adjustments to reconcile net income to net cash
   used in operating activities:
     Forgiveness of liabilities                                         (14,375)
  Increase in accounts payable                                              713
                                                                       --------
        Total adjustments                                               (13,662)
                                                                       --------
          Net cash used in operating activities                         (11,288)
                                                                       --------

CASH FLOW FROM FINANCING ACTIVITIES
  Contributed capital                                                    11,288
                                                                       --------
          Net cash provided by financing activities                      11,288
                                                                       --------

NET INCREASE (DECREASE) IN CASH AND
   AND CASH EQUIVALENTS                                                    --

CASH AND CASH EQUIVALENTS - Beginning                                      --
                                                                       --------

CASH AND CASH EQUIVALENTS - Ending                                     $   --
                                                                       ========


                     The accompanying notes are an integral
                       part of these financial statements.

                           OneDentist Resources, Inc.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



Note 1.   Nature of Business

          Since June 2001, the Company has been inactive. The Company believes that there is a demand by non-public corporations for publicly-held corporations, such as the Company. The Company believes that demand for inactive publicly-held corporations has increased dramatically since the Commission imposed additional requirements upon "blank check" companies pursuant to Reg. 419 of the Securities Act of 1933, as amended by (the "Act"). According to the Commission, Rule 419 was designed to strengthen regulation of securities offerings by blank check companies, which Congress has found to have been a common vehicle for fraud and manipulation in the penny stock market. See Securities Act Releases No. 6891 (April 17, 1991), 48 SEC Docket 1131 and No. 6932 (April 13, 1992) 51 Docket 0382, SEC Docket 0382. The foregoing regulation has substantially decreased the number of "blank check" offerings filed with the Commission, and as a result has stimulated an increased demand for existing, publicly-held corporations that are not actively engaged in business. The Company intends to seek a merger or acquisition with a non-public corporation, but there can be no assurance that it will be successful in this regard.

Note 2.   Summary of Significant Accounting Policies

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to form 10-QSB and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2001. Interim results are not necessarily indicative of results for the full year.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 2.        Management's Discussion and Analysis or Plan of Operation.

Results of Operations.

     The Company had no revenue for the quarter ended March 31, 2002. It incurred operating expenses and an operating loss of $12,001 for the period. These operating expenses consisted primarily of general and administrative expenses.

     The Company had no operations during the period in contrast to the quarter ended March 31, 2001 when it operated its on-line dental Web site. Accordingly, no meaningful comparisons can be made regarding the results of operations for March 31, 2001 compared to March 31, 2002. The Company realized Other Income of $14,375 resulting from forgiveness of debt which resulted in net income for the period of $2,374.

Liquidity and Capital Resources.

     At March 31, 2002, the Company had a deficit in working capital of $30,957 and a negative net worth of $36,957 compared to $50,619 at December 31, 2001. The improvement in working capital resulted from the Company settling certain of its obligations for less than the amounts carried on its balance sheet at December 31, 2001 which has been characterized as forgiveness of debt.

                           PART II. OTHER INFORMATION.

Item 1. Legal proceedings.

     None.

Item 2. Changes in securities.

     None.

Item 3. Defaults upon senior securities.

     None.

Item 4. Submission of matters to a vote of security holders.

     None.

Item 5. Other information.

     None.

Item 6. Exhibits and reports on Form 8-K.

     Reports on Form 8-K: During the three months covered by this report, the Company filed no reports on Form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:    May 14, 2002                        OneDentist Resources, Inc.
                                                        (Registrant)


                                              /s/ Philip J. Davis
                                             -----------------------------------
                                                  Philip J. Davis
                                                  Chief Executive Officer,
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)
                                                  and Director