Form 10QSB
period 2002-06-30
ONE DENTIST RESOURCES
filed 2002-08-13
CIK 1120521

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2002.

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

Common Stock, No Par Value, 11,626,453 shares as of June 30, 2002.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


To the Stockholders
OneDentist Resources, Inc.
Littleton, Colorado

                         Independent Accountants' Report
                         -------------------------------

     We have reviewed the accompanying balance sheet of OneDentist Resources, Inc., as of June 30, 2002, and the related statements of operations for the three and six months ended, and cash flows for the six months then ended. These financial statements are the responsibility of the Company's management.

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

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses from operations since inception and is dependent on obtaining additional financing, merging into or acquiring another company for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            /s/  HAUSSER + TAYLOR LLP
                                            ----------------------------------
                                                 HAUSSER + TAYLOR LLP


Columbus, Ohio
August 1, 2002

                            OneDentist Resources, Inc.

                            (A Development Stage Company)

                                    BALANCE SHEET

                                    June 30, 2002
                                    -------------



                                       ASSETS
                                       ------

                                                                     (Unaudited)
                                                                     ----------
CURRENT ASSETS


  Cash and cash equivalents                                           $    --
    Total current assets                                                   --
                                                                      ---------
                                                                      $    --
                                                                      =========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------


CURRENT LIABILITIES
  Accounts payable                                                    $  25,865
  Accrued payroll taxes                                                     292
                                                                      ---------
        Total current liabilities                                        26,157


STOCKHOLDERS' DEFICIT
  Preferred stock, no par value, 10,000,000
   shares authorized,  no shares issued and outstanding                    --
  Common stock, no par value, 25,000,000 shares
   authorized, 11,626,453 issued and outstanding                        316,667
  Additional paidincapital                                              102,288
  Deficit accumulated during the development stage                     (445,112)
                                                                      ---------
                                                                        (26,157)
                                                                      ---------
                                                                      $    --
                                                                      =========


   The accompanying notes are an integral part of these financial statements.

                           OneDentist Resources, Inc.

                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 2002
                ------------------------------------------------



                                               For the Three       For the Six
                                                Months Ended       Months Ended
                                               June 30, 2002      June 30, 2002
                                                ------------       ------------

                                                (Unaudited)        (Unaudited)
                                                ------------       ------------


OPERATING EXPENSES                              $      1,200       $     13,201
                                                ------------       ------------

OPERATING LOSS                                        (1,200)           (13,201)


OTHER INCOME
  Forgiveness of liabilities                            --               14,375
                                                ------------       ------------
                                                        --               14,375
                                                ------------       ------------

NET INCOME (LOSS)                               $     (1,200)      $      1,174
                                                ============       ============


BASIC AND DILUTIVE INCOME
   PER SHARE                                    $       0.00       $       0.00
                                                ============       ============


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING  BASIC AND DILUTIVE                 11,626,453         11,626,453
                                                ============       ============


   The accompanying notes are an integral part of these financial statements.

                           OneDentist Resources, Inc.

                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                       Deficit
                                                                     Accumulated
                                Number                  Additional   During The
                                  of         Common      Paid-in     Development
                                Shares       Stock       capital       Stage
                              ----------   ----------   ----------   ----------


BALANCE  December 31, 2001    11,626,453   $  316,667   $   79,000   $ (446,286)


  Capital contributed by
     stockholders                   --           --         23,288         --


  Net income                        --           --           --          1,174
                              ----------   ----------   ----------   ----------

BALANCE  June 30, 2002        11,626,453   $  316,667   $  102,288   $ (445,112)
                              ==========   ==========   ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                           OneDentist Resources, Inc.


                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS

                         Six Months Ended June 30, 2002
                         ------------------------------



CASH FLOWS FROM OPERATING ACTIVITIES                              (Unaudited)
                                                                   ---------

  Net income                                                       $  1,174
                                                                   --------
  Adjustments to reconcile net income to net cash
   used in operating activities:
     Forgiveness of liabilities                                     (14,375)
  Decrease in accounts payable                                      (10,087)
                                                                   --------
        Total adjustments                                           (24,462)
                                                                   --------
          Net cash used in operating activities                     (23,288)
                                                                   --------

CASH FLOW FROM FINANCING ACTIVITIES
  Contributed capital                                                23,288
                                                                   --------
          Net cash provided by financing activities                  23,288
                                                                   --------

NET INCREASE (DECREASE) IN CASH AND
   AND CASH EQUIVALENTS                                                --

CASH AND CASH EQUIVALENTS - Beginning                                  --
                                                                   --------

CASH AND CASH EQUIVALENTS  Ending                                  $   --
                                                                   ========


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

Note 2.           Summary of Significant Accounting Policies

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to form 10-QSB and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2001. Interim results are not necessarily indicative of results for the full year. These financial statements do not include the income statement for the corresponding quarter of the preceding fiscal year as management is unable to generate this information.

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

                           OneDentist Resources, Inc.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



Note 3.           Forgiveness of Liabilities

                  During the six months ended June 30, 2002, the shareholders of the Company negotiated a forgiveness of certain accounts payable amounting to $14,375.

Note 4.           Additional Paid-in-Capital

                  During the six months ended June 30, 2002, the shareholders of the Company contributed capital amounting to $23,288 so that the Company could satisfy some of its accounts payable.

Item 2.        Management's Discussion and Analysis or Plan of Operation.

Results of Operations.

     The Company had no revenue for the quarter ended June 30, 2002. It incurred operating expenses and an operating loss of $1,200 for the period. These operating expenses consisted solely of general and administrative expenses.

     The Company had no operations during the period in contrast to the quarter ended June 30, 2001 when it operated its on-line dental Web site. Accordingly, no meaningful comparisons can be made regarding the results of operations for June 30, 2001 compared to June 30, 2002.

Liquidity and Capital Resources.

     At June 30, 2002, the Company had a deficit in working capital of $26,157 and a negative net worth of $26,157 compared to $50,619 at December 31, 2001. The improvement in working capital resulted from the Company settling certain of its obligations for less than the amounts carried on its balance sheet at December 31, 2001, which has been characterized as forgiveness of debt.

                           PART II. OTHER INFORMATION.

Item 1. Legal proceedings.

     None.

Item 2. Changes in securities.

     None.

Item 3. Defaults upon senior securities.

     None.

Item 4. Submission of matters to a vote of security holders.

     None.

Item 5. Other information.

     None.

Item 6. Exhibits and reports on Form 8-K.

     (a) Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350

     (b) Reports on Form 8-K: During the three months covered by this report, the Company filed no reports on Form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:    August 12, 2002                     OneDentist Resources, Inc.
                                                        (Registrant)


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