Form 10QSB
period 2002-09-30
ONE DENTIST RESOURCES
filed 2002-11-08
CIK 1120521

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2002.

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

Common Stock, No Par Value, 11,626,453 shares as of September 30, 2002.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


To the Stockholders
OneDentist Resources, Inc.
Littleton, Colorado

                         Independent Accountants' Report
                         -------------------------------

     We have reviewed the accompanying balance sheet of OneDentist Resources, Inc., as of September 30, 2002, and the related statements of operations for the three and nine months ended, and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management.

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



                                            /s/  HAUSSER + TAYLOR LLP
                                            ----------------------------------
                                                 HAUSSER + TAYLOR LLP


Columbus, Ohio
November 5, 2002


                                OneDentist Resources, Inc.

                              (A Development Stage Company)

                                      BALANCE SHEET

                                    September 30, 2002
                                    ------------------


                                          ASSETS
                                          ------
                                                                        (Unaudited)
                                                                         ---------
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
                                                                         =========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
                          -------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                       $  26,615
  Accrued payroll taxes                                                        292
                                                                         ---------
        Total current liabilities                                           26,907
                                                                         ---------

STOCKHOLDERS' DEFICIT
  Preferred stock, no par value, 10,000,000 shares authorized,
   no shares issued and outstanding                                           --
  Common stock, no par value, 25,000,000 shares authorized, 11,626,453
   issued and outstanding                                                  316,667
  Additional paid-in-capital                                               102,288
  Deficit accumulated during the development stage                        (445,862)
                                                                         ---------
                                                                           (26,907)
                                                                         ---------

                                                                         $    --
                                                                         =========


   The accompanying notes are an integral part of these financial statements.


                           OneDentist Resources, Inc.

                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

             For the Three and Nine Months Ended September 30, 2002
             ------------------------------------------------------



                                                For the Three        For the Nine
                                                Months Ended         Months Ended
                                             September 30, 2002   September 30, 2002
                                             ------------------   ------------------

                                                 (Unaudited)          (Unaudited)
                                                 ------------         ------------

OPERATING EXPENSES                               $        750         $     13,951
                                                 ------------         ------------


OPERATING LOSS                                           (750)             (13,951)


OTHER INCOME
  Forgiveness of liabilities                             --                 14,375
                                                 ------------         ------------
                                                         --                 14,375
                                                 ------------         ------------

NET INCOME (LOSS)                                $       (750)        $        424
                                                 ============         ============


BASIC AND DILUTIVE INCOME (LOSS)
   PER SHARE                                     $       0.00         $       0.00
                                                 ============         ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTIVE                 11,626,453           11,626,453
                                                 ============         ============




   The accompanying notes are an integral part of these financial statements.

                                        3

                           OneDentist Resources, Inc.

                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                      Nine Months Ended September 30, 2002
                      ------------------------------------



CASH FLOWS FROM OPERATING ACTIVITIES                                 (Unaudited)
                                                                      ---------

  Net income                                                           $    424
                                                                       --------
  Adjustments to reconcile net income to net cash
    used in operating activities:
     Forgiveness of liabilities                                         (14,375)
  Decrease in accounts payable                                           (9,337)
                                                                       --------
        Total adjustments                                               (23,712)
                                                                       --------
          Net cash used in operating activities                         (23,288)
                                                                       --------

CASH FLOW FROM FINANCING ACTIVITIES
  Contributed capital                                                    23,288
                                                                       --------
          Net cash provided by financing activities                      23,288
                                                                       --------

NET INCREASE (DECREASE) IN CASH AND
   AND CASH EQUIVALENTS                                                    --

CASH AND CASH EQUIVALENTS - Beginning                                      --
                                                                       --------

CASH AND CASH EQUIVALENTS - Ending                                     $   --
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

                           OneDentist Resources, Inc.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 3.   Forgiveness of Liabilities

          During the nine months ended September 30, 2002, the shareholders of the Company negotiated a forgiveness of certain accounts payable amounting to $14,375.

Note 4.   Additional Paid-in-Capital

          During the nine months ended September 30, 2002, the shareholders of the Company contributed capital amounting to $23,288 so that the Company could satisfy some of its accounts payable.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations.

     The Company had no revenue for the quarter ended September 30, 2002. It incurred operating expenses and an operating loss of $750 for the period. These operating expenses consisted solely of general and administrative expenses.

     The Company had no operations during the period in contrast to the quarter ended September 30, 2001 when it operated its on-line dental Web site. Accordingly, no meaningful comparisons can be made regarding the results of operations for September 30, 2001 compared to September 30, 2002.

Liquidity and Capital Resources.

     At September 30, 2002, the Company had a deficit in working capital of $26,907 and a negative net worth of $26,907 compared to $50,619 at December 31, 2001. The improvement in working capital resulted from the Company settling certain of its obligations for less than the amounts carried on its balance sheet at December 31, 2001, which has been characterized as forgiveness of debt.

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

Date:    November 11, 2002                   OneDentist Resources, Inc.
                                                    (Registrant)


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

                                  CERTIFICATION

     I, Philip J. Davis certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of OneDentist Resources, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-4 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002                   /s/ Philip J. Davis
                                           -------------------------------------
                                           Philip J. Davis
                                           Chief Executive Officer
                                           Chief Financial Officer