Form 10KSB
period 2002-12-31
ONE DENTIST RESOURCES
filed 2003-03-31
CIK 1120521

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2002 or

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
                               Yes    X      No
                                   -------      -------

     As of March 31, 2003, 1,589,817 shares of the Registrant's no par value Common Stock were outstanding. As of March 31, 2003, the aggregate market value of the voting stock held by non-affiliates was $139,483 based upon the last closing price of the Company's common stock through March 28, 2003 of $.875 per share after adjustment for the 1 for 3.5 reverse stock split approved March 31, 2003 to be effective April 3, 2003.

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

     From June 2000 until September 2001, the Company operated its on-line dental Web site through OneDentist.com.

     In January 2001 the Company registered with the Securities and Exchange Commission ("Commission") on Form SB-2 1,410,000 shares of its common stock held by 225 stockholders for resale and also registered 1,600,000 shares for sale by the Company at $1.25 per share in a best efforts offering. The offering was terminated in June 2001 without the sale of any securities.

     Since September 2001, the Company has been inactive. The Company believes that there is a demand by non-public corporations for publicly-held corporations, such as the Company. The Company believes that demand for inactive publicly-held corporations has increased dramatically since the Commission imposed additional requirements upon "blank check" companies pursuant to Reg. 419 of the Securities Act of 1933, as amended (the "Act"). According to the Commission, Rule 419 was designed to strengthen regulation of securities offerings by blank check companies, which Congress has found to have been a common vehicle for fraud and manipulation in the penny stock market. See Securities Act Releases No. 6891 (April 17, 1991), 48 SEC Docket 1131 and No. 6932 (April 13, 1992) 51 Docket 0382, SEC Docket 0382. The foregoing regulation has substantially decreased the number of "blank check" offerings filed with the Commission, and as a result has stimulated an increased demand for existing, publicly-held corporations that are not actively engaged in business. The Company intends to seek a merger or acquisition with a non-public corporation, but there can be no assurance that it will be successful in this regard.

General

     The Company proposes to seek, investigate and, if warranted, acquire an interest in a non-public operating company. As of the date hereof, except for Ashcorft Homes, Inc., the Company has no such operating companies under contemplation for acquisition or merger.

     In December 2002, the Company executed an agreement to acquire Ashcroft Homes, Inc. ("Ashcroft"), a private Colorado corporation, and certain related entities operating in the residential construction industry primarily on the front range of Colorado. Ashcroft is a residential homebuilder, which, with its affiliated entities, operates in Denver, Colorado Springs and Fort Collins, Colorado. On March 31, 2003, the Company's shareholders approved changing the Company's name to Ashcroft Homes Corporation which will be effective upon the filing of an Amendment to the Company's Amended Articles of Incorporation.

     The Company anticipates that it will complete this acquisition in April, 2003. Completion of the acquisition is subject to a number of contingencies, including regulatory filings, review of additional financial information and continuing due diligence by both parties.

     After a merger or acquisition has taken place, the surviving entity will be the Company, however, management from the acquired entity will in all likelihood operate the Company. Due to the absence of capital available for investment by the Company, the types of business seeking to be acquired by the Company will invariably be smaller and higher risk businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its Common Stock. Accordingly, the Company's ability to acquire any business of substance will be extremely limited.

     The Company does not propose to restrict its search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of its limited resources.

     It is anticipated that business opportunities will be available to the Company and sought by the Company from various sources throughout the United States, including its officers and directors, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures will become available to it due to a number of factors, including, among others: (a) management's willingness to enter into unproven, speculative ventures; (b) management's contacts and acquaintances; and
(c) the Company's flexibility with respect to the manner in which it may structure potential financing, mergers and/or acquisitions. However, there is no assurance that the Company will be able to structure, finance, merge with and/or acquire any business opportunity or venture, except for the possible acquisition of Ashcroft Homes, Inc.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     A Special Meeting of Shareholders was held on November 18, 2002. At the Special Meeting of Shareholders, the shareholders approved an amendment to the Company's Articles of Incorporation to increase its authorized shares of no par value common stock from 25,000,000 to 100,000,000 shares and approved a one share for ten shares reverse split of the Company's Series A common stock as defined in the Company's Proxy Statement filed in conjunction with such Special Meeting of Shareholders. Both actions taken at the Special Meeting of Shareholders were approved by a vote of 7,032,889 shares for such matter and no votes against or abstaining from such approval.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

Common Stock Information

     As of March 31, 2003, the Company had approximately 228 record and beneficial holders of its Common Stock and a total of 1,589,817 shares of the Company's Common Stock were outstanding. In September 2003 the Company's common stock was listed on the Electronic Bulletin Board. The last trade in the common stock to date was a share trade in March 2003 at $.25 per share or $.875 per share after adjustment for the Company's 1 for 3.5 reverse split of its common stock approved on March 31, 2003.

Dividend Policy

     The Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Results of Operations

     The Company had no revenue for the year ended December 31, 2002. It incurred operating expenses and an operating loss of $20,748 for the year compared to $15,030 in 2001. These operating expenses consisted solely of general and administrative expenses associated with maintaining the Company as a public company. Operating expenses were paid by the Company's principal stockholders, who, subsequent to year end, received common stock in exchange for their payment of expenses.

Critical Accounting Policies

     Our significant accounting policies are more fully described in Note 1 to our financial statements. We believe that the items discussed are properly recorded in the financial statements for all periods presented.

Liquidity and Capital Resources.

     At December 31, 2002, the Company had a deficit in working capital of $52,787 and a negative net worth of $52,787 compared to $50,619 and $50,619 respectively at December 31, 2001.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                           ONEDENTIST RESOURCES, INC.

                                FINANCIAL REPORT

                           DECEMBER 31, 2002 AND 2001

                           OneDentist Resources, Inc.


                                    CONTENTS

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                 F-2

FINANCIAL STATEMENTS
  Balance Sheets                                                             F-3
  Statements of Operations                                                   F-4
  Statements of Stockholders' Deficit                                        F-5
  Statements of Cash Flows                                                   F-6
  Notes to Financial Statements                                         F-7-F-11

To the Stockholders
OneDentist Resources, Inc.
Littleton, Colorado



                          Independent Auditors' Report
                          ----------------------------

     We have audited the accompanying balance sheets of OneDentist Resources, Inc., as of December 31, 2002 and 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of OneDentist Resources, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements and discussed in Note 1, the Company has incurred losses from operations since inception and is dependent on obtaining additional financing for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Columbus, Ohio
March 24, 2003


                                OneDentist Resources, Inc.

                                      BALANCE SHEETS

                                December 31, 2002 and 2001
                                --------------------------


                     ASSETS                                           2002         2001
                     ------                                           ----         ----

CURRENT ASSETS
  Cash and cash equivalents                                         $    --      $    --
                                                                    ---------    ---------
    Total current assets                                                 --           --
                                                                    ---------    ---------

                                                                    $    --      $    --
                                                                    =========    =========

       LIABILITIES AND STOCKHOLDERS' DEFICIT
       -------------------------------------

CURRENT LIABILITIES
  Accounts payable (Note 5)                                         $  20,696    $  50,327
  Accrued payroll taxes                                                   292          292
  Due to shareholders (Note 3)                                         31,799         --
                                                                    ---------    ---------
        Total current liabilities                                      52,787       50,619
                                                                    ---------    ---------


STOCKHOLDERS' DEFICIT
  Preferred stock, no par value, 10,000,000 shares authorized,
   no shares issued and outstanding                                      --           --
  Common stock, no par value, 25,000,000 shares authorized,
   1,162,645 issued and outstanding, as restated  (Notes 3 and 4)     316,667      316,667
  Additional paid-in-capital (Note 6)                                  79,000       79,000
  Accumulated deficit                                                (448,454)    (446,286)
                                                                    ---------    ---------
                                                                      (52,787)     (50,619)
                                                                    ---------    ---------

                                                                    $    --      $    --
                                                                    =========    =========



        The accompanying notes are an integral part of these financial statements.


                           OneDentist Resources, Inc.

                            STATEMENTS OF OPERATIONS

                 For the Years Ended December 31, 2002 and 2001
                 ----------------------------------------------


                                                     2002               2001
                                                     ----               ----

OPERATING EXPENSES                                $    20,748       $    15,030
                                                  -----------       -----------


OPERATING LOSS                                        (20,748)          (15,030)


OTHER INCOME
  Forgiveness of liabilities                           18,580            15,366
                                                  -----------       -----------
                                                       18,580            15,366
                                                  -----------       -----------

NET INCOME (LOSS)                                 $    (2,168)      $       336
                                                  ===========       ===========


BASIC AND DILUTIVE INCOME (LOSS)
   PER SHARE                                      $      0.00       $      0.00
                                                  ===========       ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTIVE                  1,162,645           693,271
                                                  ===========       ===========





   The accompanying notes are an integral part of these financial statements.


                                        OneDentist Resources, Inc.

                                    STATEMENTS OF STOCKHOLDERS' DEFICIT

                              For the Years Ended December 31, 2002 and 2001
                              ----------------------------------------------


                                                 Number
                                                   of
                                                 Shares            Common           Additional       Accumulated
                                                (Note 3)            Stock        Paid-in-capital       Deficit
                                                ---------         ---------      ---------------      ---------

Balance December 31, 2000, as restated            500,000         $ 284,751         $  65,000         $(446,622)

Contributed capital (Note 6)                         --                --              14,000              --

Conversion of note payable to common stock,       662,645            31,916              --                --
 as restated (Note 3)

Net income                                           --                --                --                 336
                                                ---------         ---------         ---------         ---------

Balance December 31, 2001, as restated          1,162,645           316,667            79,000          (446,286)

Net loss                                             --                --                --              (2,168)
                                                ---------         ---------         ---------         ---------

Balance December 31, 2002, as restated          1,162,645         $ 316,667         $  79,000         $(448,454)
                                                =========         =========         =========         =========






                The accompanying notes are an integral part of these financial statements.


                           OneDentist Resources, Inc.

                            STATEMENTS OF CASH FLOWS

                 For the Years Ended December 31, 2002 and 2001


                                                             2002        2001
                                                             ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $ (2,168)   $    336
                                                           --------    --------
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Forgiveness of liabilities                             (18,580)    (15,366)
    Decrease in current assets:
        Employee advances                                      --         4,961
    Decrease in current liabilities:
      Accounts payable                                      (11,051)     (2,460)
      Accrued payroll and related taxes                        --        (1,521)
                                                           --------    --------
        Total adjustments                                   (29,631)    (14,386)
                                                           --------    --------
          Net cash used in operating activities             (31,799)    (14,050)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Due to shareholders                                        31,799        --
  Contributed capital                                          --        14,000
                                                           --------    --------
          Net cash provided by financing activities          31,799      14,000
                                                           --------    --------

NET DECREASE IN CASH AND
   AND CASH EQUIVALENTS                                        --           (50)

CASH AND CASH EQUIVALENTS - Beginning                          --            50
                                                           --------    --------

CASH AND CASH EQUIVALENTS - Ending                         $   --      $   --
                                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
    In 2001, the Company converted a note payable amounting to $31,916 for 662,645 (as restated) shares of common stock.


   The accompanying notes are an integral part of these financial statements.

                                       F-6

                           OneDentist Resources, Inc.

                          NOTES TO FINANCIAL STATEMENTS


Note 1.   Summary of Significant Accounting Policies

          The following is a summary of significant accounting policies followed in the preparation of the financial statements.

     A. Business Organization and Basis of Presentation - OneDentist.com, Inc. (the Company) was incorporated on July 16, 1999 in the State of Ohio. On June 30, 2000, the Company's stockholders exchanged their shares for shares of Haleakala Enterprises, Inc. Haleakala Enterprises, Inc. then changed their name to OneDentist Resources, Inc. For accounting purposes, OneDentist.com, Inc. is considered to be the acquirer and therefore the financial statements presented are those of OneDentist.com, Inc.'s. The Company was previously formed to develop an online website for the dental community including dentists, dental practitioners and dental patients. During 2000, the Company had filed a Registration Statement under the Securities Act of 1933 which became effective in early 2001 to raise capital for its then aforementioned business purpose. However, the offering was not successful and the Company has now abandoned the pursuance of its prior business plan.

          Since September 2001, the Company has been inactive. The Company believes there is a demand by non-public corporations for publicly-held corporations, such as the Company. The Company believes that demand for inactive publicly-held corporations has increased dramatically since the Commission imposed additional requirements upon "blank check" companies pursuant to Reg. 419 of the Securities Act of 1933, as amended by (the "Act"). According to the Commission, Rule 419 was designed to strengthen regulation of securities offerings by blank check companies, which Congress has found to have been a common vehicle for fraud and manipulation in the penny stock market. See Securities Act Releases No. 6891 (April 17, 1991), 48 SEC Docket 1131 and No. 6932 (April 13, 1992) 51 Docket 0382, SEC Docket 0382. The foregoing regulation has substantially decreased the number of "blank check" offerings filed with the Commission, and as a result has stimulated an increased demand for existing, publicly-held corporations that are not actively engaged in business. The Company intends to seek a merger or acquisition with a non-public corporation, but there can be no assurance that it will be successful in this regard.

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

                           OneDentist Resources, Inc.

                          NOTES TO FINANCIAL STATEMENTS


Note 1.   Summary of Significant Accounting Policies (Continued)

     A. Business Organization and Basis of Presentation (Continued) - The Company's continued existence is dependent upon its ability to secure loans from its principal stockholders and/or obtain additional capital contributions. Future operating expenses will be funded by these loans or capital contributions. The Company's ability to continue to meet its obligations is dependent upon obtaining the above financing.

     B. Cash Equivalents - For the purpose of the statements of cash flow, the Company considers cash and cash equivalents to include cash and money market investments with maturities at purchase of three months or less.

     C. Income Taxes - Income taxes are provided based on the liability method of accounting. Income tax benefits of net operating loss carryforwards have been offset with an allowance equal to the benefit which may be realized in future periods. (See Note 2).

     D. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     E. Earnings Per Share - Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the dilutive effect of common stock equivalents using the treasury stock method. There are no dilutive common stock equivalents outstanding at December 31, 2002 or 2001.

     F. Organization Costs and Start-up Expenses - In accordance with Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," organization costs and start-up expenditures were expensed as incurred.

     G. Fair Value of Financial Instruments - Cash, accounts payable, due to shareholders, and accrued expenses are reflected in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments.

                           OneDentist Resources, Inc.

                          NOTES TO FINANCIAL STATEMENTS


Note 2.   Income Taxes

          The Company has incurred net operating losses (NOLs) for the prior years. They approximate $448,000 at December 31, 2002 and expire in 2022. However tax returns have not been filed to establish these NOLs. It is managements' intention to file such returns in the near future. Upon this occurrence, the component of the deferred tax would consist of the following:

                                                      December 31,  December 31,
                                                          2002          2001
                                                          ----          ----
          Deferred tax asset arising from the benefit
            of federal net operating loss carryforward   $ 152,300    $ 152,000
          Less valuation allowance                        (152,300)    (152,000)
                                                         ---------    ---------
          Net noncurrent asset                           $    --      $    --
                                                         =========    =========


          The Company has assessed its past earnings history and trends and has determined that it is more likely than not that deferred tax assets will not be realized. The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets that may not be realized. The Company will continue to review this valuation on an annual basis and make adjustments as needed.

Note 3.   Stock Transactions and Subsequent Events

          On November 18, 2002, the Company's shareholders approved a reverse stock split whereby all previously issued and outstanding shares of the Company's no par value common stock, were split on the basis of one share for each ten shares issued and outstanding. The stock split became effective January 7, 2003. Any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share. The accompanying financial statements have been restated to reflect the split.

          Stock Option Plan
          -----------------
          In July 2000, the Company's board of directors adopted, subject to stockholder approval, a stock option plan, which provides for the grant to employees, officers, directors and consultants of options to purchase up to an aggregate of 500,000 shares of common stock. No options have been granted under the plan.

                           OneDentist Resources, Inc.

                          NOTES TO FINANCIAL STATEMENTS


Note 3.   Stock Transactions and Subsequent Events (Continued)

          Issuance of Common Stock
          ------------------------
          During 2000, the Company entered into a contract with an attorney to prepare a Registration Statement on Form SB-2 under the provisions of the Securities and Exchange Commission. The legal fee for preparation of this Registration Statement was $80,000, plus out of pocket costs of which $53,332 was billed and paid, and $31,916 accrued at December 31, 2000. The attorney is a shareholder in the Company. On January 3, 2001, the Company entered into a Promissory Note ("the Note") for the amount accrued ($31,916) including interest at 10%. This loan and accrued interest was due on or before April 3, 2001. If not paid, the Lender, at the Lender's option, could require conversion of the principal and accrued interest due upon default under the Note to the number of shares of the Company's no par value common stock equal to, after issuance of the shares to the Lender, 50.1% of the issued and outstanding shares at the time of conversion. In July, 2001, as a result of the converting of the note, 662,645 (as restated) common shares were issued.

          During 2002, the Company's two principal shareholders advanced $31,799 to pay the Company's accounts payable. Subsequent to year end, the shareholders advanced an additional $4,641 to the Company. On January 15, 2003, the Company issued the two shareholders a total of 4,407,545 shares of the Company's no par value common stock for $0.0082676 per share equaling a credit of $36,440 to repay the loans in full.

Note 4.   Business Continuation and Subsequent Events

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has generated $336 of income for the year ended December 31, 2001, and incurred a loss of $2,168 for the year ended December 31, 2002, and has generated no revenues. The Company has no cash and a stockholders' deficit amounting to $52,787. These factors indicate the Company will be unable to continue as a going concern for a reasonable period of time.

          The financial statements do not include any adjustments relating to the recoverability and classification of assets that might be necessary should the Company be unable to continue as a going concern.

          On December 27, 2002, the Company executed an agreement to acquire Ashcroft Homes, Inc. ("Ashcroft"), a private Colorado Corporation, and certain related entities operating in the residential construction industry primarily on the front range of Colorado. Ashcroft is a residential homebuilder, which, with its affiliated entities, operates in Denver, Colorado Springs and Fort Collins, Colorado.

                           OneDentist Resources, Inc.

                          NOTES TO FINANCIAL STATEMENTS


Note 4.   Business Continuation and Subsequent Events (Continued)

          Upon the effectiveness of the merger, all of the outstanding capital stock of Ashcroft will be converted into shares of the Company. The merger is intended to be treated as a tax-free reorganization pursuant to the provisions of Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended by virtue of the provisions of Section 368(a)(2)(E). At closing, the Company will issue an aggregate of 90% of the Company's common stock to the shareholders of Ashcroft. The Company expects the merger to be effective on or about April 1, 2003. Completion of the acquisition is subject to a number of contingencies, including regulatory filings, review of additional financial information and continuing due diligence by both parties.

Note 5.   Forgiveness of Liabilities

          During 2002 and 2001, the shareholders of the Company negotiated a forgiveness of certain accounts payable amounting to $18,580 and $15,366, respectively.

Note 6.   Additional Paid-in-Capital

          During 2001, the shareholders of the Company contributed capital amounting to $14,000, so that the Company could satisfy some of its accounts payable.

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
-------------------------------------------------

     The name, age and position held in the Company by its sole executive officer and director as of the date of this Report are as follows:



Name                           Age                          Position
----                           ---                          --------

Philip J. Davis                 46                   President, Chief Financial
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

     There are no agreements or understandings for any director or officer to resign at the request of another person except for the resignation of Philip J. Davis as an officer and director of the Company in conjunction with the proposed acquisition of Ashcroft Homes, Inc. None of the directors or officers is acting on behalf of or will act at the direction of any other person. No other person's activities are material to the operation of the Company.

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

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     None of the Company's executive officers or directors received compensation in excess of $100,000 for the years ended December 31, 2002 or 2001 and none currently receive any compensation. The Company's executive officers and directors were not granted any stock options nor were any options exercised by them in the 2002 calendar year. Mr. Webb, the Company's former Chief Executive Officer, received no salary for the years ended December 31, 2001 and 2002.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth the Common Stock ownership, as of March 31, 2003, of (i) each person known by the Company to be the beneficial owner of 5% or more of the Company's Common Stock, (ii) each director individually, and
(iii) all directors and officers of the Company. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial. All shares reflect the Company's 1 for
3.5 reverse split of its common stock approved by the Company's shareholders on March 31, 2003.

Name and Address                   Number of Shares of       Percentage of Class
of Beneficial Owner                Common Stock Owned          of Common Stock
--------------------               ------------------          ---------------

Philip J. Davis
5459 S. Iris Street
Littleton, Colorado 80123               713,599                     45.3%

Gary A. Agron
5445 DTC Pkwy., Suite 520
Greenwood Village, CO 80111             716,809                     45.6%

All Officers and Directors
  as a Group (1 person)                 713,599                     45.3%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     In October 2001 the Company issued 6,626,453 shares of its common stock upon conversion of a promissory note in the amount of approximately $31,916 held by Gary A. Agron, who became a principal stockholder as a result of the transaction. Subsequently, Mr. Agron transferred 3,313,227 shares to Philip J. Davis. Following the stock conversion, all of the Company's then officers and directors resigned and Mr. Davis was appointed the sole officer and director of the Company. In January 2003 the Company issued 2,203,772 shares of its common stock to Philip J. Davis and 2,203,773 shares of its common stock to Gary A. Agron in payment of an aggregate of $36,440 loaned by Mssrs. Davis and Agron. The shares issued to Mssrs. Davis and Agron reflect the Company's November 18, 2002 1 for 10 reverse split of its common stock but are not adjusted for the Company's March 31, 2003 1 for 3.5 reverse split of its common stock.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     a.   Exhibits:

          None.

     b.   Reports on Form 8-K.

          No reports on Form 8-K were filed during the last quarter of the period covered by this Report except an 8-K filed on December 3, 2002 reporting a reverse stock split and an increase in the Company's authorized common shares.


ITEM 14.  CONTROLS AND PROCEDURES
---------------------------------

     Our President and Chief Financial Officer is responsible for establishing and maintaining disclosure controls and procedures for financial reporting designed to provide reasonable assurance as to the reliability of its published financial statements and other disclosures included in this Annual Report on Form 10-KSB. He has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days prior to the date of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated to allow timely decisions regarding required disclosure.

     There were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado, on March 31, 2003.

                                            ONEDENTIST RESOURCES, INC.


                                            By:  /s/  Philip J. Davis
                                               --------------------------------
                                                      Philip J. Davis, President
                                                      and Sole Director

                        CERTIFICATION OF PERIODIC REPORT


     I, Philip J. Davis., Chief Financial Officer of OneDentist Resources, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     (1) the Annual Report on Form 10-KSB of the Company for the annual period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) to my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

     Dated: March 31, 2003


                                                   /s/ Philip J. Davis
                                                   -------------------
                                                   Philip J. Davis
                                                   Chief Financial Officer

                        CERTIFICATION OF PERIODIC REPORT

I, Philip J. Davis., certify that:

     1. I have reviewed this annual report on Form 10-KSB for the year ended December 31, 2002 of OneDentist Resources, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003                               /s/ Philip J. Davis
                                                    -------------------
                                                    Philip J. Davis.
                                                    Chief Executive Officer and
                                                    Chief Financial Officer