Form 10QSB
period 2003-03-31
ASHCROFT HOMES CORP
filed 2003-05-15
CIK 1120521

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period ended: March 31, 2003

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from____________ to ___________


                         Commission file number 0-33437

                           Ashcroft Homes Corporation
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Colorado                                   31-1664473
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


          56 Inverness Drive East, Suite 105, Englewood, Colorado 80112
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 799-6194
                           ---------------------------
                           (Issuer's telephone number)


                                       N/A
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                   Yes X   No
                                                                      ---    ---

As of May 12, 2003, 15,315,480 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes      No X
                                                   ---     ---

                           ASHCROFT HOMES CORPORATION


                                      Index

                                                                            Page
                                                                            ----

Part I - FINANCIAL INFORMATION

Item 1. Balance Sheet (unaudited) at March 31, 2003                            1

        Statements of Operations (unaudited) for the three months
        ended March 31, 2003 and 2002                                          2

        Statement of Stockholders' Equity (Deficit) for the three months
        ended March 31, 2003                                                   3

        Statements of Cash Flows (unaudited) for the three months
        ended March 31, 2003 and 2002                                          4

        Notes to Financial Statements (unaudited)                              5

Item 2. Management's Discussion and Analysis or Plan of Operation              9

Part II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     12

Item 2. Changes in Securities                                                 12

Item 4. Submission of Matters to a Vote of Security Holders                   12

Item 6. Exhibits and Reports on Form 8-K                                      12

SIGNATURES                                                                    14

CERTIFICATION                                                                 15

Item 1. FINANCIAL STATEMENTS


                           Ashcroft Homes Corporation
                 (formerly known as OneDentist Resources, Inc.)
                                  BALANCE SHEET
                                 March 31, 2003
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                        $    --
                                                                      ---------

                    Total current assets                              $    --
                                                                      =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                 $  21,094
     Accrued payroll taxes                                                  292
     Due to shareholders                                                  7,144
                                                                      ---------

                    Total current liabilities                            28,530
                                                                      ---------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no par value, 10,000,000 shares authorized,
       no shares issued and outstanding                                      --
     Common stock, no par value, 25,000,000 shares authorized,
       1,589,817 issued and outstanding                                 353,107
     Additional paid-in-capital                                          79,000
     Accumulated (deficit)                                             (460,637)
                                                                      ---------

                    Total Stockholders' Equity (Deficit)                (28,530)
                                                                      ---------

                                                                      $    --
                                                                      =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           Ashcroft Homes Corporation
                 (formerly known as OneDentist Resources, Inc.)
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2003 and 2002

                                             For the Three    For the Three
                                             Months Ended     Months Ended
                                            March 31, 2003    March 31, 2002
                                            --------------    --------------
                                             (Unaudited)        (Unaudited)

Operating Expenses                            $    12,183      $    12,001
                                              -----------      -----------

OPERATING LOSS                                    (12,183)         (12,001)

OTHER INCOME
      Forgiveness of liabilities                     --             14,375
                                              -----------      -----------

                                                     --             14,375
                                              -----------      -----------

NET INCOME (LOSS)                             $   (12,183)     $     2,374
                                              ===========      ===========

BASIC AND DILUTED INCOME (LOSS)
      PER SHARE                                         *                *
                                              ===========      ===========

Weighted average number of
    common shares outstanding,
    basic and diluted                           1,539,731          332,184
                                              ===========      ===========

*-Less than $.01 per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           Ashcroft Homes Corporation
                 (formerly known as OneDentist Resources, Inc.)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    For the Three Months Ended March 31, 2003
                                   (Unaudited)

                                                                    Number                 Additional
                                                                      of        Common      Paid-in    Accumulated
                                                                    Shares       Stock      capital    (Deficit)      Total
                                                                   ---------   ---------   ---------   ---------    ---------

BALANCES,  December 31, 2002                                         332,184   $ 316,667   $  79,000   $(448,454)   $ (52,787)

     Stock issued to shareholders in exchange for debt             1,257,633      36,440        --          --        36,440

     Net (Loss)                                                         --          --          --       (12,183)     (12,183)
                                                                   ---------   ---------   ---------   ---------    ---------

BALANCES, March 31, 2003                                           1,589,817   $ 353,107   $  79,000   $(460,637)   $ (28,530)
                                                                   =========   =========   =========   =========    =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           Ashcroft Homes Corporation
                 (formerly known as OneDentist Resources, Inc.)
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002

                                                               For the Three           For the Three
                                                                Months Ended           Months Ended
                                                               March 31, 2003         March 31, 2002
                                                               ---------------        --------------
                                                               (Unaudited)             (Unaudited)

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

         Net income/(loss)                                        $(12,183)            $  2,374
         Adjustments to reconcile net income/(loss) to net
             cash used in operating activities:
               Forgiveness of liabilities                             --                (14,375)
         Increase in accounts payable                                  398                  713
                                                               ---------------        --------------

                     Total adjustments                                 398              (13,662)

                         Net cash used in operating activities     (11,785)             (11,288)
                                                               ---------------        --------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
         Due to shareholders                                        11,785
         Contributed capital                                          --                 11,288
                                                               ---------------        --------------

               Net cash provided by financing activities            11,785               11,288
                                                               ---------------        --------------

NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                             --                   --

CASH AND CASH EQUIVALENTS - BEGINNING                                 --                   --
                                                               ---------------        --------------

CASH AND CASH EQUIVALENTS - ENDING                                $   --               $   --
                                                               ===============        ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

    Ashcroft Homes Corporation (formerly known as OneDentist Resources, Inc.)
                     Notes to Unaudited Financial Statements
                        Three Months Ended March 31, 2003


Note 1 - Basis of Presentation

The accompanying unaudited financial statements include the accounts of Ashcroft Homes Corporation, formerly known as OneDentist Resources, Inc. (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

In the opinion of management, the unaudited interim financial statements for the three months ended March 31, 2003 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Note 2 - Subsequent Event - Acquisition

Exchange
--------
Effective April 3, 2003, Ashcroft Homes Corporation, formerly known as OneDentist Resources, Inc. (the "Company"), acquired all of the outstanding stock and membership interests of several privately held Colorado companies engaged in the residential real estate and construction industries ("Ashcroft Subsidiaries"). The consideration issued by the Company in connection with the exchange was 12,954,060 shares of its no par value common stock and 1,350,000 shares of its Series A Convertible Preferred Stock ("Preferred Stock"). The Company is obligated to issue an additional 600,000 shares of common stock to certain employees of an Ashcroft Subsidiary. Simultaneously with closing of the transaction (the "Exchange"), the former sole executive officer and director, Philip J. Davis, resigned and was replaced as Chief Executive Officer and Director by Richard O. Dean, chief executive of most of the Ashcroft Subsidiaries. As a result of the issuance of stock in the Exchange, as well as the change in the board of directors, the Company experienced a change in control. The acquisition will be treated as a reverse acquisition and a recapitalization of Ashcroft Homes Corp. for accounting and financial statement reporting purposes.

Certain former shareholders or equity owners of the Ashcroft Subsidiaries, including Richard Dean and his wife, became the largest shareholders of the Company following closing of the Exchange. Mr. Dean and his wife Reagan beneficially own 6,488,601 shares of common stock and 1,350,000 shares of Preferred Stock, representing a total of 49.32% of the outstanding common stock if the Preferred Stock were converted. Mr. and Mrs. Dean also own 100% of the Preferred Stock, entitling them to five votes for each share outstanding. Accordingly, the Deans own a total of 62.17% of the outstanding voting stock of the Company after the Exchange.

Joseph A. Oblas, president of Stonegate Capital Corporation (an Ashcroft Subsidiary), is now the President of the Company and owns 1,197,707 shares, or 8.24% of the common stock. Peter C. Gonzalez, secretary/treasurer of Stonegate, is now the Secretary and Controller of the Company and also owns 1,197,707 shares of the common stock. William Watson, a former member of one of the Ashcroft Subsidiaries, owns 750,000 shares of common stock, or greater than 5% of the common stock outstanding. Each of these individuals executed an employment contract with the Company.

The consideration received by the Company in exchange for issuance of shares at the closing was the common stock or membership interests of the various Ashcroft Subsidiaries surrendered by former owners at the closing. Indirectly, the Company acquired all of the assets of those entities. The former shareholders or members of the corporate and limited liability company subsidiaries surrendered all of their ownership interests in the Ashcroft Subsidiaries for issuance of Company shares.

Entities Acquired
-----------------
In connection with the Exchange, the Company indirectly acquired all of the assets and liabilities of the Ashcroft Subsidiaries, consisting generally of developed residential home lots, an inventory of homes in process, finished homes for sale and a library of home construction plans, and the accounts payable, loans and other liabilities. The following represents a complete list of the subsidiaries acquired by the Company, and the business engaged by each immediately prior to the Exchange:

o Ashcroft Homes of Colorado, Inc. (formerly, Ashcroft Homes, Inc.) - designs and constructs single family and low-density, multi-family housing along the front range of Colorado, from Colorado Springs to Fort Collins.

o Absolute Construction Services, LLC - provides construction management services to independent third parties.

o Peregrine Sanctuary, LLC - develops building lots in a single subdivision in Colorado Springs, Colorado.

o    Stonegate   Capital   Corporation   -  owns  and  manages  a  portfolio  of
     construction loans secured by interests in real estate located in Colorado. The company is marketing the real estate securing the loans.

o Tesoro Homes @ Tallyn's Reach, LLC - constructs a wide variety of homes in and around Denver, Colorado.

o West Gold Holdings, Inc. - a developer of residential lots for the Ashcroft Subsidiaries and some independent third parties.

Issuance of Preferred Stock.
----------------------------
In conjunction with the Exchange, the Company issued a new series of Preferred Stock to two individuals. The Series A Convertible Preferred Stock was issued for a price of $4 per share, resulting in a total issue price of $5.4 million for the 1,350,000 shares issued at the closing.

Holders of the Preferred Stock are entitled to receive a cumulative dividend of seven percent (7%) per annum, payable quarterly in arrears beginning June 30, 2003 and continuing until the Preferred Stock is redeemed or converted. In the event that the dividends are not paid in any period, those dividends accumulate and must be paid prior to dividends on the common stock or any other class of stock junior to the Preferred Stock.

The Preferred Stock is convertible into the Company's common stock on a one-for-one basis beginning six months from the date of closing, subject to adjustment. The conversion rate may be adjusted in the event of stock dividends, stock splits, certain reorganizations and, subject to certain limited exceptions, the issuance of common stock or other securities convertible into common stock at a price less than $1 per share. These adjustments are designed to afford the holders of the Preferred Stock the same rights to acquire the common stock as before the event giving rise to the adjustment.

Holders of the Preferred Stock are entitled to a preference in the event the Company is liquidated on a voluntary or involuntary basis. In that event, holders of the Preferred Stock will receive a preferential distribution to holders of the common stock and any other junior securities in an amount equal to the issue price, plus any accrued but unpaid dividends. Following payment of any preferential distributions upon liquidation, holders of the Preferred Stock are not entitled to share in any further distributions.

The Preferred Stock may be redeemed by the Company by giving the holders not less than 20 days advance written notice and by paying the issue price plus any accrued but unpaid dividends. The holders of the Preferred Stock are entitled to convert the stock into common stock during the pendency of any notice of redemption.

Finally, holders of the Preferred Stock are entitled to vote with holders of the common stock at the rate of five votes for each share of preferred owned by them. Accordingly, the 1,350,000 shares issued in connection with the Exchange are entitled to 6,750,000 votes on any matters submitted to the shareholders for consideration.

Change of Name and Business and Executive Office.
-------------------------------------------------
Immediately following closing of the Exchange, the Company changed its name to Ashcroft Homes Corporation to more accurately reflect the business to be conducted following the acquisition of the Ashcroft Subsidiaries.

Reverse Stock Split.
--------------------
Contemporaneously with closing of the Exchange, the Company implemented a reverse split of its common stock on a one for three and one-half (1:3.5) basis, which split was approved by the shareholders on March 31, 2003. The reverse split did not affect the amount of authorized common (25,000,000 shares) or preferred (10,000,000 shares) stock.

Financial Statements of Ashcroft Homes Corp.
--------------------------------------------
Audited financial statements and unaudited interim financial statements for Ashcroft Homes Corp. required for Form 8-K will be filed as required.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

General

     The following discussion and analysis covers material changes in the financial condition of Ashcroft Homes Corporation, formerly known as OneDentist Resources, Inc. ("Ashcroft" or "us") since our fiscal year end December 31, 2002, our results of operations for the three months ended March 31, 2003, and a comparison of the three months ended March 31, 2003 to the same period in 2002. This discussion and analysis should be read in conjunction with the "Management's Discussion and Analysis or Plan of Operation" included in our Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission ("SEC"), including the audited financial statements contained therein.

     See also the discussion at the end of this section for cautionary language regarding forward-looking statements contained in this report.

Subsequent Event

     Effective April 3, 2003, we acquired all of the outstanding common stock or membership interests of several private companies engaged in the residential home building and real estate development industry. See Note 2 to the unaudited financial statements included in this report. Since the acquisition was completed subsequent to March 31, 2003, the financial information contained in this report does not reflect the financial condition or results of operations of any of these subsidiaries. Individuals desiring information about these subsidiaries should refer to other reports filed or to be filed by us with the SEC. Specific financial information for the Ashcroft Subsidiaries will be filed by amendment to Form 8-K as required by applicable rules.

Liquidity and Capital Resources

     Our financial condition remained substantially unchanged from December 31, 2002 to March 31, 2003. We had no assets and a minimum amount of liabilities at both times. Most of our liabilities were satisfied after March 31, 2003, in conjunction with the acquisition described above; those liabilities that were not paid are indemnified by certain of our principal shareholders.

     During the first quarter of 2003, we satisfied certain debt by the issuance of our equity securities in an effort to conserve working capital. We issued a total of 1,259,299 shares of common stock to two individuals in exchange for satisfaction of outstanding debt totaling $36,440. That share amount reflects a reverse split of our common stock on a one for three and one-half basis approved by the shareholders on March 31, 2003 and effective April 3, 2003. We financed all of our cash requirements during the first quarter with advances from shareholders.

     Our financial condition has changed substantially following the acquisition. We acquired significant assets and liabilities of the Ashcroft Subsidiaries, which will be reported on our consolidated financial statements in the future. Please see Our Future Reports filed with the SEC for a more complete description of our assets and liabilities.

     We completed the acquisition of the Ashcroft Subsidiaries in order to provide a source of revenue, cash flow and working capital. We believe that we have achieved that objective. However, we also believe that we will require additional working capital in the future to finance operations. Real estate development and construction is extremely capital intensive. As a participant in that industry, we will be continually financing and refinancing the acquisition, development and construction capital that we need to operate, as well as working capital for general and administrative expenses. We are frequently borrowing money at interest rates substantially in excess of existing prime rates, due to risks inherent in our industry, and with our business in particular. As a public company, we hope to obtain access to capital at more affordable rates.

Results of Operation

     For the three months ended March 31, 2003, we realized a net loss of $12,183, less than $.01 per share, on no revenue. This compares to net income of $2,374 on no revenue for the three months ended March 31, 2002. We had no operations prior to March 31, 2003 and the acquisition of the Ashcroft Subsidiaries. As a result, we had no source of revenue prior to March 31, 2003. Our operating expenses during the first quarter of 2003 were limited to administrative expenses, such as the cost of preparing and filing reports with the SEC.

     Following acquisition of the Ashcroft Subsidiaries, our consolidated revenue will be derived from construction and sale of residential homes. As a participant in that industry, we will be subject to fluctuations in the economy, interest rates and household income, both nationally and along the front range of Colorado where we operate. Our business is also somewhat seasonal, increasing in the summer and fall months and decreasing during winter and early spring. Specific results of operations will be available in future reports to be filed by us with the SEC.

Forward-Looking Statements

     This Form 10-QSB contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

     - statements concerning the benefits that we expect will result from our business activities and certain transactions that we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

     - statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

     These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions used in this report or incorporated by reference in this report.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied. We caution you not to put undue reliance on these statements, which speak only as of the date of this report. Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions.

Risk Factors Impacting Forward-Looking Statements

     The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our other reports filed with the SEC and the following:

     o The extent and duration of the current economic downturn, especially in the Colorado market;

     o    Any change in interest rates;

     o    The   willingness   and  ability  of  third  parties  to  honor  their
          contractual commitments;

     o Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the home building industry for risk capital;

     o    Our costs and the pricing of our services;

     o Environmental and other regulations, as the same presently exist and may hereafter be amended;

     o    Our ability to identify, finance and integrate other acquisitions; and

     o    Volatility of our stock price.


We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

     In the normal course of our operations in the home building industry, we are subject to certain routine matters of litigation, such as subcontractor and material disputes, mechanics lien actions and warranty claims from purchasers of our homes. We believe these disputes are customary in our industry and will not materially effect our operations or financial condition. At the date of this report, we do not believe that we are the subject of any pending or threatened litigation that would materially and adversely affect our operations or financial condition.

Item 2. Changes in Securities

     (a) See Note 2 to the unaudited financial statements for a description of a class of preferred stock issued in connection with the acquisition of the Ashcroft Subsidiaries. The issuance of this preferred stock may materially affect the rights of holders of our common stock.

     (c) In connection with the acquisition of the Ashcroft Subsidiaries, we issued a total of 12,954,060 shares of our common stock and 1,350,000 shares of Series A Convertible Preferred Stock, which shares were not registered under the Securities Act of 1933. These shares were issued to the former shareholders and members of the Ashcroft Subsidiaries.

     We relied on the exemption from registration provided by Rule 506, Regulation D of the 1933 Act in connection with this transaction. We received executed subscription agreements from each participant in the exchange acknowledging their status as accredited investors as defined in Rule 501 of the 1933 Act. Further, each participant acknowledged that he had the requisite knowledge and experience in financial and business matters that he or she could evaluate the merits and risks of the investment. The subscription agreement also acknowledged that certificates representing our shares would be restricted from transfer under the provisions of Rule 502.

Item 4.  Submission of Matters to a Vote of Security Holders

     At a special meeting of our shareholders on March 31, 2003, a reverse split of our common stock and change in our name to "Ashcroft Homes Corporation" was approved. The number of votes cast in favor of the resolution was 5,012,409, no shares against and no shares abstaining to vote on the resolution.

Item 6.  Exhibits and Reports on Form 8-K.

                  B. Reports on Form 8-K.

                  (i) The Company filed a Current Report dated April 3, 2003 reporting a change in control.

                  (ii) The Company filed a Current Report dated April 18, 2003 reporting an agreement for the acquisition of assets.

                  (iii) The Company filed a Current Report dated May 6, 2003 reporting a change in accountants.







            (The Remainder of This Page Was Intentionally Left Blank)

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ASHCROFT HOMES CORPORATION


Date: May 15, 2003              By:  /s/ Daniel S. Connerly
                                     -----------------------------------------
                                     Daniel S. Connerly, Authorized Signatory,
                                     Principal Financial Officer and Treasurer

                                  CERTIFICATION


     Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Daniel S. Connerly provides the following certification.

     I, Daniel S. Connerly, Principal Financial Officer and Treasurer of Ashcroft Homes Corporation ("Company"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of the Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:    May 15, 2003                           /s/ Daniel S. Connerly
      ----------------                          --------------------------------
                                                Daniel S. Connerly,  Principal
                                                Financial Officer and Treasurer

                                  CERTIFICATION


     Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Richard O. Dean provides the following certification.

     I, Richard O. Dean, Chairman of the Board and Chief Executive Officer of Ashcroft Homes Corporation ("Company"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of the Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:    May 15, 2003                  /s/ Richard O. Dean
      ---------------                  ---------------------------------------
                                       Richard O. Dean, Chairman of the Board
                                       and Chief Executive Officer