Form 10QSB
period 2003-06-30
ASHCROFT HOMES CORP
filed 2003-09-16
CIK 1120521

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period ended: June 30, 2003

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from                   to
                                   ------------------   -------------------

                         Commission file number 0-33437

                           Ashcroft Homes Corporation
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Colorado                                31-1664473
  --------------------------------        -----------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


    6312 South Fiddlers Green Circle, Suite 500-N, Englewood, Colorado 80111
    -------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 799-6194
                           ---------------------------
                           (Issuer's telephone number)

          56 Inverness Drive East, Suite 105, Englewood, Colorado 80112
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

As of September 15, 2003, 16,797,980 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                           ASHCROFT HOMES CORPORATION

                                      Index

                                                                         Page
                                                                         ----
Part I - FINANCIAL INFORMATION

Item 1.     Consolidated Balance Sheet (unaudited) at June 30, 2003        1

            Statements of Operations (unaudited, combined and
            consolidated) for the three and six months
            ended June 30, 2003 and 2002                                   3

            Statements of Cash Flows (unaudited and combined)
            for the six months ended June 30, 2003 and 2002                4

            Notes to unaudited, combined and consolidated
            Financial Statements                                           5

Item 2.     Management's Discussion and Analysis or Plan of Operation      13

Part II - OTHER INFORMATION

Item 1.     Legal Proceedings                                              21

Item 2.     Changes in Securities                                          21

Item 5.     Other information                                              22

Item 6.     Exhibits and Reports on Form 8-K                               22

SIGNATURES                                                                 24

CERTIFICATIONS                                                             25

                           ASHCROFT HOMES CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                      June 30, 2003
                                    ------------------
                                       (Unaudited)

Cash                                  $        41,815
Accounts receivable                            19,910
Accounts receivable- related parties          207,998
Income taxes receivable                       132,448
House inventory                            12,231,771
Land inventory                             18,647,923
Deposits                                      800,962
Prepaid expenses                              417,535
Notes receivable                               45,000
Property and equipment, net                   196,191
Other assets                                  258,800
Goodwill, net                                 232,974
                                    ------------------

                                      $    33,233,327
                                    ==================






    SEE ACCOMPANYING NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

                           ASHCROFT HOMES CORPORATION
                           CONSOLIDATED BALANCE SHEET

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                               June 30, 2003
                                          -------------------
                                                (Unaudited)

Notes payable                               $     27,320,549
Due to related parties                             1,859,635
Leases payable                                        75,676
Accounts payable and accrued
 expenses                                          5,998,163
Customer deposits - refundable
 and non-refundable                                  447,617
Accrued interest - related parties                   280,646
Deferred income                                      352,798
                                          -------------------

Total Liabilities                                 36,335,084

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                  (669,991)


STOCKHOLDERS' EQUITY (DEFICIT)
Series A preferred stock                           5,400,000
Common stock                                         957,053
Subscription receivable                              (85,000)
Additional paid in capital                           240,756
Accumulated deficit                               (8,944,575)
                                          -------------------

Total Stockholders' Equity (Deficit)              (2,431,766)
                                          -------------------


                                            $     33,233,327
                                          ===================




    SEE ACCOMPANYING NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS


                           ASHCROFT HOMES CORPORATION
                            STATEMENTS OF OPERATIONS


                                           Consolidated    Combined       Combined      Combined
                                          For the Three  For the Three  For the Six    For the Six
                                           Months Ended   Months Ended  Months Ended  Months Ended
                                          June 30, 2003  June 30, 2002  June 30, 2003 June 30, 2002
                                          -------------- -------------- ------------- --------------
                                            (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
SALES                                       $ 4,676,398   $ 13,020,413   $ 8,830,434   $ 19,731,321

COSTS OF SALES                                4,768,111     13,294,011     8,928,486     19,237,871
                                          -------------- -------------- ------------- --------------

GROSS PROFIT                                    (91,713)      (273,598)      (98,052)       493,450
                                          -------------- -------------- ------------- --------------

EXPENSES:

Selling, general and administrative           1,926,300        503,409     2,825,209        986,697
Interest                                        357,996         12,680       476,751         65,429
                                          -------------- -------------- ------------- --------------

Total Expenses                                2,284,296        516,089     3,301,960      1,052,126
                                          -------------- -------------- ------------- --------------

OPERATING (LOSS)                             (2,376,009)      (789,687)   (3,400,012)      (558,676)

OTHER INCOME (EXPENSE):
Interest income                                     322              -        16,653            846
Other income (expense)                         (272,470)       (45,840)     (297,499)       (43,092)
                                          -------------- -------------- ------------- --------------

Total Other Income (Expense)                   (272,148)       (45,840)     (280,846)       (42,246)
                                          -------------- -------------- ------------- --------------

NET (LOSS) BEFORE MINORITY
INTEREST AND INCOME TAXES                    (2,648,157)      (835,527)   (3,680,858)      (600,922)

MINORITY INTEREST                                27,297       (192,071)       59,705       (180,619)
                                          -------------- -------------- ------------- --------------


NET (LOSS)                                 $ (2,675,454)    $ (643,456) $ (3,740,563)    $ (420,303)
                                          ==========================================================



    SEE ACCOMPANYING NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS


                           ASHCROFT HOMES CORPORATION
                        COMBINED STATEMENTS OF CASH FLOWS


                                                          For the Six       For the Six
                                                          Months Ended      Months Ended
                                                         June 30, 2003     June 30, 2002
                                                         --------------    --------------
                                                           (Unaudited)       (Unaudited)

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
  Net (loss) from operations before minority
  interest                                                $ (3,680,858)       $ (600,922)
  Adjustments to reconcile net (loss) to net
  cash from operating activities:
    Depreciation and amortization                               84,552           120,906
    Stock issued for forgiveness of interest                    30,400                 -
  Changes in assets and liabilities:
    Accounts receivable                                        497,120           (34,143)
    Receivables from related parties                           216,728            78,111
    House inventories                                         (151,591)        3,658,331
    Land inventories                                           891,969         2,663,903
    Deposits                                                     4,831          (508,792)
    Prepaid expenses                                            22,425           303,707
    Other assets                                               365,395           (54,960)
    Accounts payable and accrued                             1,748,201          (704,997)
    Customer deposits                                         (142,740)          305,335
    Deferred income                                            (47,534)          (10,000)
    Accrued expenses, related parties                           35,334            (3,157)
    Accrued warranty costs                                    (160,031)         (554,210)
                                                             ---------         ---------
      Net Cash Provided by (Used In)
      Operating Activites                                     (285,799)        4,659,112
                                                             ---------         ---------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Notes receivable                                              40,000           (44,260)
  Purchase of equipment                                              -                 -
                                                             ---------         ---------
    Net Cash Provided by (Used In) Investing
    Activities                                                  40,000           (44,260)
                                                             ---------         ---------

CASH FLOWS FROM (TO) FINANCING  ACTIVITIES:
  Repayment of leases                                          (18,004)          (13,801)
  Proceeds from notes payable                               10,247,638        11,967,162
  Repayment of notes payable                               (11,273,498)      (16,351,838)
  Proceeds from loans payable, related parties               1,509,841           838,689
  Repayment of loans payable, related parties                 (884,979)       (1,350,857)
  Distributions to stockholders                                      -           (93,366)
  Contributions of equity to LLC                                     -            27,152
  Sale of common stock                                         190,000             5,000
  Distributions to minority interest member                          -            (5,926)
                                                             ---------         ---------

    Net Cash (Used In) Financing Activities                   (229,002)       (4,977,785)
                                                             ---------         ---------

 (DECREASE) IN CASH                                           (474,801)         (362,933)

  Cash and Cash Equivalents at Beginning of
  Period                                                       516,616           515,026
                                                             ---------         ---------

  Cash and Cash Equivalents at End of Period                 $  41,815        $  152,093
                                                             =========        ==========
  Supplemental Disclosure of Cash Flow
  Information:
    Cash paid during the period for:
    Interest                                                 $ 222,799            81,704
                                                             =========        ==========
    Taxes                                                    $       -         $       -
                                                             =========        ==========





    SEE ACCOMPANYING NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

                           ASHCROFT HOMES CORPORATION
       NOTES TO UNAUDITED, COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited combined and consolidated financial statements include the accounts of Ashcroft Homes Corporation and its subsidiaries (the "Company"). The combined and consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited interim consolidated financial statements for the three months ended June 30, 2003 and the unaudited interim combined financial statements for the six months ended June 30, 2003 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such periods. The results for the six months ended June 30, 2003 are not necessarily indicative of the results of operations for the full year. These unaudited combined and consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 8-K dated April 3, 2003.

Certain amounts in the prior period's financial statements have been reclassified for comparative purposes to conform to the current period presentation.

NOTE 2 - NOTES PAYABLE

Notes payable consists of the following at June 30, 2003:
Various notes with several individuals and other lending entities for lot purchases and construction of homes with interest
     rates ranging from 7% to 25%; principal payments ranging
     from $3,000 monthly to lump sum payments due at maturity
     dates which range from December 15, 2000 to December 31,
     2003; majority of these notes are secured by Deeds of Trust.         $        1,909,279

Various notes with several lenders for lot purchases and
     construction of homes with interest rates ranging from 3.75%
     to 12.5% per annum; interest due monthly, principal due at various dates within the next twelve months; majority of
     these notes are secured by the related homes that are being
     built or lots that are being purchased.                                      25,379,462

Various notes with several vendors for accounts payable converted
     to notes with interest rates ranging from 0% to 10.5% per annum.                 31,808
                                                                          ------------------
                                                                                  27,320,549

Less current portion                                                              27,320,549
                                                                          ------------------

                                                                          $                -
                                                                          ==================

Substantially all of the above notes are guaranteed by the Company's CEO and other members of management.

Several of the notes payable have become due and the Company is in the process of renegotiating the terms of the notes.

In July 2003 an individual note holder formally made notice to the Company for repayment of an outstanding loan and accrued interest totaling $329,057 owed by the Company. The Company entered into a reaffirmation agreement with this individual note holder to pay $121,200 as defined in the agreement by June 1, 2004 and issue 270,000 restricted shares of the Company's common stock. The note holder has the option to keep the shares or have the Company purchase all or part of the 270,000 shares at $1 per share on August 15, 2004.

NOTE 3 - DUE TO RELATED PARTIES

Related party debt consists of the following at June 30, 2003:

Note due to related party for $151,000;  interest at 30% per annum,  principal and interest due as Company  closes on  construction  loans for specific  lots in the Arapahoe Farms development,  with remaining balance due October 10, 2001;
     unsecured.                                                                     $     31,000
Note  Payable  to related  party for  $1,570,000;  interest  at 2% plus prime rate plus  additional  interest;  due  June 6,  2003;  secured  by Deed of  Trust,
     security agreement and fixture filing executed with   the note.                     378,123
Note  payable to related  party for  $200,000;  interest at 25% per annum plus the greater of $20,000 or an amount  equal to 5% of net profits  (as  defined) on
     the sale of lots in the Water Valley sub-division; due December 20, 2001.           220,000
Note payable to related party for $180,427; interest at 12.5% per   annum.               180,427
Note  payable  to  related  party  for  $300,000;  interest  at  3.5%  per  month,
     compounded monthly; due September 24, 2003.                                         300,000
Note  payable to  related  party for  $300,000;  interest  at 3.5% per month;  due
     December 13, 2003;  secured by certain Deeds of Trust (as defined in the Loan
     Agreement).                                                                         300,000
Advances from related parties, non-interest bearing, due on demand.                      450,079
                                                                                    ------------
                                                                                       1,859,635

Less current portion                                                                   1,859,635
                                                                                    ------------

                                                                                    $          -
                                                                                    ============


Several of the notes payable/advances have become due and the Company is in the process of renegotiating the terms of the notes.

NOTE 4 - STOCKHOLDERS' EQUITY

In April 2003 two members of management purchased 600,000 shares of the Company's common stock for $50,000. In July 2003 mutual separation agreements were entered into between these two individuals and the Company. The Company has agreed to pay salaries and other benefits through September 15, 2003 to one individual and through September 30, 2003 for the other and repurchase the 600,000 shares of the Company's common stock for $50,000 in the third quarter.

During the three months ended June 30, 2003 the Company sold 125,000 shares of its common stock for $125,000 to various individuals in connection with private placements.

In April 2003 the Company issued 121,600 shares of its common stock valued at $30,400 for interest due on a note that matured upon the closing of a certain home and release of additional collateral.

Subscription Receivable
-----------------------
In February 2003 the Company issued 587,633 shares of its common stock for $15,000 cash and a stock subscription receivable for $85,000. The Company anticipates collection of the stock subscription receivable before year-end.

NOTE 5 - ACQUISITION

Exchange
--------
Effective April 3, 2003, Ashcroft Homes Corporation, formerly known as OneDentist Resources, Inc. ("ODRE"), acquired all of the outstanding stock and membership interests of the Company. The consideration issued by the ODRE in connection with the exchange was 12,954,060 shares of its no par value common stock and 1,350,000 shares of its Series A Convertible Preferred Stock ("Preferred Stock"). Simultaneously with closing of the transaction (the "Exchange"), the former sole executive officer and director of ODRE, resigned and was replaced as Chief Executive Officer and Director, by the chief executive of most of the Ashcroft Subsidiaries. As a result of the issuance of stock in the Exchange, as well as the change in the Board of Directors, the Company experienced a change in control. The acquisition has been treated as a reverse acquisition and a recapitalization of Ashcroft Homes Corp. for accounting and financial statement reporting purposes.

Certain former shareholders or equity owners of the Company became the largest shareholders of the Company following closing of the Exchange. The Chief Executive Officer and his wife beneficially own 6,488,601 shares of common stock and 1,350,000 shares of Preferred Stock, representing a total of 49.32% of the outstanding common stock immediately after the Exchange if the Preferred Stock were converted. They also own 100% of the Preferred Stock, entitling them to five votes for each share outstanding. Accordingly, they owned a total of 62.17% of the outstanding voting stock of the Company after the Exchange.

The President of Stonegate Capital Corporation (an Ashcroft Subsidiary) is now the President of the Company and owned 1,197,707 shares, or 8.24% of the common stock. The secretary/treasurer of Stonegate is now the Secretary and Controller of the Company and also owned 1,197,707 shares of the common stock. A former member of one of the Ashcroft Subsidiaries owns 750,000 shares of common stock, or greater than 5% of the common stock outstanding. Each of these individuals executed an employment contract with the Company.

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

Issuance of Preferred Stock
---------------------------
In conjunction with the Exchange, the Company issued a new series of Preferred Stock to individuals. The Series A Convertible Preferred Stock was issued for a price of $4 per share, resulting in a total issue price of $5,400,000 for the 1,350,000 shares issued at the closing.

The Company issued 1,350,000 shares of 7% Series A preferred stock convertible at $4 per share to an equal number of shares of common stock. The holders of the preferred stock converted $370,227 of net debt to equity. The Company has accrued $94,500 as accrued interest during the three months ended June 30, 2003.

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

The Company may redeem the Preferred Stock by giving the holders not less than 20 days advance written notice and by paying the issue price plus any accrued but unpaid dividends. The holders of the Preferred Stock are entitled to convert the stock into common stock during the period of any notice of redemption.

Finally, holders of the Preferred Stock are entitled to vote with holders of the common stock at the rate of five votes for each share of preferred owned by them. Accordingly, the 1,350,000 shares issued in connection with the Exchange are entitled to 6,750,000 votes on any matters submitted to the shareholders for consideration.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In April 2003 the Company entered into an agreement for business advisory services for a term of one year and is required to pay $7,500 per month.

In July 2003 the Company entered into an investment agreement for a term of one year to sell preferred equity securities of the Company having an aggregate purchase price of $10,000,000 (the "Offering"). The Company is required to pay $60,000 as a retainer by September 30, 2003 and shall pay advisory/finders fees equal to 10%, 8% and 6% of the aggregate gross proceeds of the Offering in cash or securities for the first $2 million raised, second $2 million raised, and any additional funds raised, respectively. The Company shall also issue warrants to purchase that number of securities equal to 8% of the securities sold in the Offering, exercisable for five years at a per share exercise price equal to the price paid per share by the purchasers of the securities.

NOTE 7 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Combination
-------------------------
The combined and consolidated financial statements include the accounts of the following entities, collectively referred to as "The Company" or "Ashcroft", which are affiliated by virtue of their inclusion in the acquisition by OneDentist Resources, Inc. ("ODRE") on April 3, 2003. All significant intercompany transactions have been eliminated.

Ashcroft Homes, Inc.                              Corporation
West Gold Holdings, Inc.                          S-Corporation
Stonegate Capital Corporation                     Corporation
Absolute Construction, LLC                        LLC
Tesoro Homes @ Tallyn's Reach, LLC                LLC
Peregrine Sanctuary, LLC                          LLC

Upon completion of the acquisition, ODRE changed its name to Ashcroft Homes Corporation, and the entities listed became wholly owned subsidiaries of Ashcroft (the "Ashcroft Subsidiaries").

Nature of Operations
--------------------
The Company designs, builds and sells single-family homes in Colorado, principally in the Denver, Colorado Springs and Fort Collins metropolitan areas. The Company is also engaged in residential land development throughout Colorado.

The Company currently offers its homes, designed principally for the "move-up" and relocation markets, under the "Ashcroft Homes" and "Tesoro Homes" brand names. Typically, Ashcroft Homes range in size from 1,800 square feet to over 4,500 square feet and range in price from $300,000 to $600,000, with an average sales price of $475,000. Tesoro custom homes range in size from 2,800 square feet to over 4,000 square feet and range in price from $480,000 to $700,000, with an average sales price of $550,000.

Investment in Limited Liability Companies and Limited Partnership
-----------------------------------------------------------------
The Company accounts for its investments in limited liability companies ("LLCs") and limited partnership ("LP") under the consolidation method. The Company is the manager of each of the entities and exerts control over the entities. Additionally, certain members of the Company's management and Board of Directors are members in the LLCs and LP.

                                                                  Status as of
                                             Ownership %          June 30, 2003
                                             -----------          -------------
Anthem Ashcroft Home Builders, LCC           50.0%                Active
Brookwood, LLC                               33.4%                Active
WGB Management, LLC                          50.0%                Active
WECC, LLC                                    25.0%                Inactive
WGB Fairway Ten Partners, LP                 *50.0%               Inactive
Caste Club, LLC                              37.5%                Inactive

*50.0% owned by WGB Management, LLC

Presentation
------------
The Company's homebuilding operations conducted across several metropolitan areas of the state of Colorado have similar characteristics; therefore, they have been aggregated into one reportable segment--the homebuilding segment.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

Real Estate Inventories
-----------------------
Real estate inventories are reported at cost net of impairment losses, if any. Real estate inventories consist primarily of raw land, lots under development, homes under construction and completed homes of real estate projects. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its accumulated real estate inventories through cost of sales for the cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. A provision for warranty costs relating to the Company's limited warranty plans are included in cost of sales at the time the sale of a home is recorded. The Company generally reserves .5 percent of the sales price of its homes for warranty costs. The warranty cost accrued is amortized over 12 months against the warranty costs incurred.

Property and Equipment
----------------------
Property and equipment is recorded at cost. Depreciation expense is provided on a straight-line basis using the estimated useful lives of 3-7 years. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations. Depreciation expense was $73,804 and $109,593 for the six months ended June 30, 2003 and 2002, respectively.

Impairment Of Long Lived Assets
-------------------------------
Housing projects and unimproved land held for future development (components of inventory) and property and equipment are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Deposits on Option Agreements
-----------------------------
During July 1999 the Company entered into an agreement to purchase developed lots in a residential community and made option payments of $1,000 each for 84 lots. The Company purchased 35 lots in 2002 and the deposits were applied toward the purchase price of the lot. The remaining 49 lots will not be purchased and the Company forfeited the deposits.

Advertising and Promotion Costs
-------------------------------
Advertising and promotion costs are charged to expense during the period incurred. Advertising and promotion expense totaled $50,299 and $76,287 for the six months ended June 30, 2003 and 2002, respectively.

Goodwill
--------
Goodwill, which arose from 1999 and 1998 acquisitions of the Company's Fort Collins and Colorado Springs operations, was capitalized and is being amortized over 15 years. Amortization expense was $10,748 and $11,313 for the six months ended June 30, 2003 and 2002, respectively.

Income Recognition And Classification Of Costs
----------------------------------------------
Income from the sale of residential units or land parcels is recognized when closings have occurred and the risk of ownership is transferred to the buyer. Sales commissions are included in selling, general and administrative expense.

Customer earnest money and change order deposits are recorded as liabilities. During construction, all direct material and labor costs and those indirect costs related to acquisition and construction are capitalized. Capitalized costs are charged to earnings upon closing. Costs incurred in connection with completed homes and selling, general and administrative costs are charged to expense as incurred. Provision for estimated losses on uncompleted contracts, if necessary, is made in the period in which such losses are determined. Revenues from construction management fees are recognized upon the sale of completed homes.

Stock-Based Compensation
------------------------
The Company has elected to follow the intrinsic value method to account for compensation expense related to the award of stock options and to furnish the pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation." Since the stock option awards are granted at prices no less than the fair-market value of the shares at the date of grant, no compensation expense is recognized for these awards. As of June 30, 2003 the Company has not granted any options.

Use Of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes
------------
The Company accounts for income taxes under the asset and liability method for its corporations. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the current period and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences.

The combined and consolidated financial statements do not include a provision for income taxes for the S-Corporation or the LLCs because the S-Corporation and LLCs do not incur federal or state income taxes. Instead, earnings and losses are included in the stockholders' or members' personal income tax returns and are taxed based on their personal tax strategies.

Concentrations of Risk
----------------------
The Company's financial instruments that are exposed to concentrations of credit risk consist of cash, including money market accounts, and receivables. The Company invests its cash in banks with high credit ratings; however, certain account balances during the periods have been maintained at levels in excess of federally insured limits. The Company's receivables are primarily due from shareholders and affiliated entities and from amounts not received from title companies related to sales occurring prior to period end. As a consequence, the Company's management believes that concentrations of credit risk are limited and the Company has not experienced a loss in such accounts.

Fair Value of Financial Instruments
-----------------------------------
The carrying value of cash, accounts receivable, notes payable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The carrying value of non-current liabilities approximates fair value based on references to interest rates on similar instruments.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Introduction

     The following discussion and analysis covers the financial condition of Ashcroft Homes Corporation and its subsidiaries ("we" or the "Company") at June 30, 2003, changes in our financial condition since fiscal year end December 31, 2002, and a comparison of our results of operations for the three and six months ended June 30, 2003 to the same periods of the prior fiscal year. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Current Report on Form 8-K dated April 3, 2003, together with all amendments to that report.

     Our primary business is owning and managing subsidiary companies that build and sell homes under the Ashcroft or Tesoro Homes brand name. We also purchase land and develop the land for construction of our homes and for sale to unrelated third parties. The Company also employs sales personnel to sell residential and developed lots. Unless otherwise noted, all references to us or the Company include our subsidiaries unless we state otherwise.

     Our operations are conducted exclusively along the front range of the State of Colorado. While our operations are conducted across several metropolitan areas, we believe that they have similar characteristics. Therefore, all of our operations have been included in one reportable segment, the homebuilding industry.

     Effective April 3, 2003, we acquired all of the outstanding stock and membership interests of several related entities engaged in the homebuilding industry. Since the number of shares of stock issued to the former owners of those entities exceeded the stock outstanding prior to the exchange, the acquisition was treated as a reverse acquisition and a recapitalization for accounting and financial statement reporting purposes. This means that the financial statements of the acquired entities survive as the basis for our financial statements. Following that transaction, we changed our name to Ashcroft Homes Corporation and operate in the homebuilding industry.

Results of Operation

     For the three and six months ended June 30, 2003, we lost $2,675,454 and $3,740,563, respectively. Our net loss increased 315% and 790%, respectively, from the comparable periods of the prior fiscal year.

     Revenue. Our revenue during 2003 declined substantially from the three and six months ended June 30, 2002, falling 64% for the three months ended June 30, 2003 compared to the comparable period of 2002 and 55% for the first six months of this year compared to the comparable period of last year. We attribute this decline to several factors:

     o Presales and purchases of speculative homes declined significantly in the current year due to concerns about the economy and the war with Iraq and the general threat of terrorism;

     o We started fewer speculative homes in the second half of 2002, due to uncertainty in the economy;
     o We closed out several subdivisions which were active during 2002 and did not commence sales of homes in our new subdivisions to replace those sales during 2003 due to the uncertainty of the economy;
     o Prospective purchasers delayed or cancelled their decision to purchase new homes due to the drought which Colorado experienced during 2002, including concerns for forest fires burning in the mountains immediately west of several of our subdivisions; and
     o Price pressure from speculative homes started in 2002 but sold during the period through June 30, 2003.

We believe the state of economy, both nationally and in Colorado where our operations are located, significantly affected our sales during the first half of 2003. While interest rates were at a historic low during that time, many homebuyers were effected by lay-offs or otherwise concerned with their future economic position. As a result, sales of both pre-sold and speculative homes were reduced during the first six months of this year. Also, we reduced starts of speculative homes during the latter part of 2002 as a result of concerns about the economy.

     We believe our operations were affected disproportionately compared to other publicly traded builders due to concerns about the economy and the war. Our homes are designed to appeal to relocation, move-up and empty-nester buyers. Since we do not generally offer starter homes, we believe our operations were affected more adversely than those of other builders which might offer start-up or entry-level homes.

     We believe, based on the number of homes presently under contract, as well as consumer sentiment about the economy, that our sales will improve during the latter half of 2003. Our housing starts are up from the last half of 2002. We currently have approximately 75 homes under construction, 40 of which are pre-sold and 35 are speculative starts. Some of these homes will close during 2004. However, we believe that this ratio of pre-sold to speculative starts is consistent with our business objectives and existing capital resources. The average price of our homes sold during the first half of 2003 was $475,000, consistent with our experience during 2002.

     We are currently constructing homes in 13 subdivisions and have an additional 4 subdivisions currently under development. In addition to sales of residential units, our operations include development of residential lots for construction. We recently sold 20 of these partially developed lots south of Colorado Springs, the results of which will supplement our revenue during the latter half of 2003. We have also contracted to sell our interest in one subdivision in northern Colorado which should serve to reduce our debt and provide additional capital.

     Gross Margins and Cost of Sales. We define gross margin to mean home sales revenue less cost of goods sold (which primarily includes land and construction costs, capitalized interest, financing costs and a reserve for warranty expense) as a percent of homes sales revenue. We reported negative gross margin for the three and six months ended June 30, 2003. Gross margin for the six months ended June 30, 2002 was 2%. This compares to historical averages of 7% for the year ended December 31, 2001 and 10% for the year ended December 31, 2000.

     We believe the decline in our gross margins during the three and six months ended June 30, 2003 is attributable to many factors, including:

     o Higher interest carrying costs, resulting from the longer sales cycle of some speculative starts commenced in 2001 and 2002;
     o Higher subcontractor costs during 2002, prior to subcontractors realizing the effects of the economic slow-down; and
     o Price pressure on sales of speculative homes commenced during 2001 and continuing through 2003 resulting in a reduction in retail sales pricing vs. prior periods.

Due to the greater number of pre-sold homes started during 2003, we expect that our gross margins will improve during the balance of 2003 and the first half of 2004. Such pre-sold homes will reduce interest carrying costs and pressure to reduce prices which might otherwise exist. We also believe that subcontractor and material costs have stabilized or increased at a slower rate during 2003 compared to 2002 and prior years.

     Selling, General and Administrative Expenses. General and administrative expenses increased substantially during 2003 compared to the comparable periods of 2002. These expenses increased 282% and 186% for the three and six months ended June 30, 2003 compared to the first quarter and first half of 2002, respectively. A significant portion of this increase is associated with our becoming a publicly traded company during 2003. Salaries and payroll expenses increased significantly, as we added additional management personnel to support our planned growth. We also added additional staff in our accounting department to support our reporting obligations as a publicly traded company.

     Legal and accounting fees also increased significantly as a result of the acquisition completed in April 2003 and the accompanying reporting obligations. We completed the first audit of our historical financial statements, which added significantly to our accounting expenses. Insurance, including director and officer liability, health and general liability, also increased significantly. Finally, consulting fees increased, as we contracted with investment bankers and other entities to assist in reviewing and managing our capital structure.

     Land Inventory. Land inventory is extremely important to our operations, as it provides future sites for construction for our residential units. At June 30, 2003, we believe we enjoyed a favorable land position. We currently own or have under option approximately 425 developed and undeveloped lots.

     Land inventory remained generally constant from fiscal year end 2002 to June 30, 2003. Land which was sold as part of residential units and partially developed land was substantially replaced by additional purchases during the first half of 2003. We have also contracted to purchase additional developed lots in an effort to maintain our favorable inventory position.

     Interest Expense. Interest expense increased substantially from 2002 to 2003. The increase of 272% and 628% from the three and six months ended June 30, 2002 to June 30, 2003, results primarily from additional borrowing and higher rates associated with our capital position during 2003. See, Liquidity and Capital Resources below.

     Other Expense. Our other expenses also increased substantially from 2002 to 2003. A majority of these expenses are associated with a failed acquisition by our subsidiary, Stonegate Capital Corporation. The operations of that entity contributed approximately $840,000 to our loss for the first six months of this year. As we intend to discontinue the operations of that subsidiary, we do not believe that portion of our loss will be repeated.

Liquidity and Capital Resources

     We use our liquidity and capital resources to (i) support our operations, including our land and homebuilding inventory; and (ii) provide working capital. Liquidity and capital resources are generated internally from operations and from external sources. At June 30, 2003, we suffered from a lack of liquidity and capital resources. Our operations during the six months ended June 30, 2003 did not provide sufficient cash flow and we were unable to obtain sufficient cash from outside sources.

     During the second quarter of 2003, and continuing into the third quarter, we suffered from a substantial shortage of liquidity. As a result, we defaulted on certain subordinated debt and obligations to our vendors. These defaults, in turn, lead to the filing of certain lawsuits against us. Based on the amount of the arrearage, we do not believe these defaults or the accompanying lawsuits are material to continued existence in the short term. However, we are dependent on improved operations and receipt of capital from outside sources to continue our operations in the long term.

     Capital Resources. Our capital structure is a combination of (i) permanent financing, represented by stockholders' equity; (ii) construction loans; and
(iii) current financing, represented by our general line of credit. Based upon our current capital resources and additional capacity under our existing credit agreements, we believe we require additional capital resources. We also believe our capital resources are imbalanced, meaning we have too much debt and not enough permanent financing in the form or equity.

     At June 30, 2003, we reported a deficit in shareholders' equity of $2,431,766. The Company hopes to raise equity capital in the near term in efforts to align equity and debt ratios consistent with our industry and improve our liquidity and capital position. One objective in becoming public was to obtain access to additional equity capital. We are currently negotiating with several sources, including investment bankers and private individuals, to provide additional equity. While we believe one or more of these sources will provide some needed equity, there are no commitments in place and no assurance that such financing will be successful.

     Our debt financing includes a combination of conventional, market rate interest loans secured by senior positions on our real estate, together with subordinated debt at significantly higher interest rates. As our operations improve, we hope to refinance the subordinated debt to provide more favorable terms. However, as of the date of this report, we have no commitments for such refinancing.

     Our existing construction lines of credit are used to draw funds for construction of new homes. The amount of allowable borrowing is based on several factors, including pre-sold homes, speculative homes, cost basis and equity basis. Based upon our current financial condition and recent results of operations, we are uncertain whether our construction line will be extended. We also have a small, unsecured line of credit in the amount of $200,000 which we hope to increase when our financial condition improves. We utilize this arrangement for working capital.

     Cash Flow. During the six months ended June 30, 2003, we used $475,000 in cash. The use of cash from our net loss was reduced significantly by (i) an increase in accounts payable of $1,748,000 during the first half of 2003; (ii) decreases in receivables of $497,000; (iii) decrease in receivables from related party of $217,000; and (iv) a decrease in land inventories of $892,000. Financing activities also used $229,000 of cash during the first half, as we repaid more notes than we borrowed. We hope to improve our cash flow in the future as our revenue increases and results of operation improve.

     During the six months ended June 30, 2002, we used $362,933 of cash, substantially the same as the first six months of 2003. However, in the first six months of 2002, our operations generated a substantial amount of cash which was used to pay down our debt. Cash of $4,659,112 generated from operations during the first six months of 2002 was used to pay down notes in the net amount of $4,977,785. The cash generated from operations, in turn, was primarily the result of a decrease in inventory. We reported a net loss of $601,000 during the first six months of 2002.

Impact of Inflation, Changing Prices and Economic Condition.

     Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, gross margins would decrease. If interest rates increase, construction and financing costs, as well as the cost of borrowings, also would increase, which can result in lower gross margins. Increases in home mortgage interest rates may also make it more difficult for the Company's customers to qualify for home mortgage loans, potentially decreasing homes sales revenue.

     The volatility of interest rates could adversely effect our future operations and liquidity. An increase in interest rates may affect adversely the demand for housing and the availability of mortgage financing and may reduce the credit facilities offered to us by banks, investment bankers and mortgage bankers. See "Forward-Looking Statements" below.

     Our business also is affected significantly by general economic conditions and, particularly, the demand for new homes in the markets in which we build.

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to uncertainties in the estimation process, it is at least reasonably possible that actual results could differ from those estimates. The company has determined that its critical accounting policies, or those policies that require significant use of judgment and estimates in their application, are those related to (1) homebuilding inventory valuation; (2) estimates to complete land development and home construction; (3) warranty costs; and (4) litigation reserves.

     Real Estate Inventories - Real estate inventories are reported at cost net of impairment losses, if any. Real estate inventories consist primarily of raw land, lots under development, homes under construction and completed homes of real estate projects. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its accumulated real estate inventories through cost of sales for the cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred.

     Estimates to Complete Land Development and Home Construction - Home sales revenue is recognized when a home is closed. In order to properly match revenues with expenses, an estimation must be made by the Company as to certain construction and land development costs incurred but not yet paid at the time of closing. Estimated costs to complete a home are determined for each closed home based upon historical data with respect to similar product types and geographical areas.

     A provision for warranty costs relating to the Company's limited warranty plans is included in cost of sales at the time the sale of a home is recorded. The Company generally reserves one half percent of the sales price of its homes for warranty costs. The warranty cost accrued is amortized over 12 months against the warranty costs incurred.

     Litigation Reserves - The Company and certain of its subsidiaries have been named as defendants in various cases arising in the normal course of business. The Company has accounted for these associated liabilities, and Company management anticipates those costs to be consistent with future exposure.

     Presentation - The Company's homebuilding operations conducted across several metropolitan areas of the state of Colorado have similar characteristics; therefore, they have been aggregated into one reportable segment--the homebuilding segment.

     Income Recognition and Classification of Costs - Income from the sale of residential units or land parcels is recognized when closings have occurred and the risk of ownership is transferred to the buyer. Sales commissions are included in selling, general and administrative expense.

     Deposits - Customer earnest money and change order deposits are recorded as liabilities. During construction, all direct material and labor costs and those indirect costs related to acquisition and construction are capitalized. Capitalized costs are charged to earnings upon closing. Costs incurred in connection with completed homes and selling, general and administrative costs are charged to expense as incurred. Provision for estimated losses on uncompleted contracts, if necessary, is made in the period in which such losses are determined. Revenues from construction management fees are recognized upon the sale of completed homes.

Recently Issued Accounting Pronouncements

     In April 2003 the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company has reviewed SFAS 149 and its adoption is not expected to have a material impact on its consolidated financial statements.

     In May 2003 the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the implementation of SFAS 150 will have a material impact on its consolidated financial statements.

Forward-Looking Statements

     This Form 10-QSB contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

     - statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

     - statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

                           PART II--OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company and its subsidiaries are subject to certain lawsuits for failing to pay loans as they mature and other obligations as they become due. While the Company does not believe that any of these existing suits, either individually or in the aggregate, are material to its financial condition, it does reflect the Company's current lack of liquidity and working capital.

Item 2.  Changes in Securities

     During the three month period ending June 30, 2003, we issued a total of 846,600 shares of our common stock in transactions that were not registered under the Securities Act of 1933. The following information summarizes the transactions in which these securities were issued:

          (i) On May 8, 2003, we issued a total of 600,000 shares to two employees in connection with hiring them as executive officers of our Company. Each individual paid $25,000 for his 300,000 shares, or $.08333 per share. However, in our third fiscal quarter, a mutual separation was entered into between these individuals and the Company. In connection with separation agreements executed with each of them, we agreed to repurchase that common stock for the same price paid by the individuals. These shares will be retired and returned to our treasury.

          (ii) Also on May 8, 2003, we issued 121,600 shares to an individual or entities in consideration for extending a loan which was previously outstanding. The value assigned to these shares was $30,400, or $.25 per share.

          (iii) Finally, on various dates between May 8 and June 9, 2003, we issued the remaining 125,000 shares. These shares were issued to certain individuals and entities that participated in a private placement. These were sold for a price of $1.00 per share.

     In each of the foregoing transactions, we relied on the exemption provided by Rule 506 of Regulation D. Each of the investors executed subscription agreements confirming that they were accredited investors within the meaning of

Rule 501 of Regulation D. Further, the investors were notified of the restrictions imposed on the securities under Rule 506, and certificates representing the share were embossed with the restrictive legend.

     No underwriter was retained in connection with any of these transactions, as we issued the shares directly.

Item 5.  Other Information

     In a Current Report dated April 18, 2003, we reported the proposed acquisition of three privately owned entities engaged in the residential land development and home construction business. Since the date of that Report, the agreement has been revised to include only one of those private entities. On the basis of the revision, we currently propose to acquire one entity which owns approximately 116 developed building lots in various stages of construction. The estimated value of this acquisition, including all debt proposed to be acquired or assumed, is $8,800,000.

     This acquisition is still subject to numerous contingencies, including the analysis of, and negotiation for existing debt on the assets. The closing is also contingent on transfer of appropriate fee simple title, successful completion of due diligence and negotiation of the amount of common stock to be issued in the transaction. Subject to satisfaction of these and other contingencies, closing is presently estimated for the end of the third quarter of this year. If the acquisition is completed, the assets of the entity will be added to our existing of lots and units for construction and sale to customers.

Item 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibits: The following exhibits are filed with this report:

                        99.1 Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

                        99.2 Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

          (b) Reports on Form 8-K.

               (i) The Company filed a Current Report dated April 3, 2003 reporting a change in control.

               (ii) The Company filed a Current Report dated April 18, 2003 reporting an agreement for the acquisition of assets.

               (iii) The Company filed a Current Report dated May 6, 2003 reporting a change in accountants.

               (iv) The Company filed an amended Current Report dated May 6,
                    2003 reporting a change in accountants.

               (v) The Company filed an amended Current Report dated April 3, 2003 reporting the financial statements of an acquired business.

               (vi) The Company filed a Current Report dated July 16, 2003 reporting other events.

               (vii) The Company filed a second amendment to Current Report dated April 3, 2003 reporting the financial statements of an acquired business.





               (The Remainder of This Page Was Intentionally Left Blank)

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ASHCROFT HOMES CORPORATION


Date: September 16, 2003            By:  /s/ Joseph A. Olbas
                                         --------------------------------------
                                         Joseph A. Oblas, Authorized Signatory,
                                         Principal Financial Officer

                                  CERTIFICATION

     Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Joseph A. Oblas provides the following certification.

     I, Joseph A. Oblas, Principal Financial Officer of Ashcroft Homes Corporation ("Company"), certify that:

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

Date:    September 16, 2003         /s/ Joseph A. Oblas
      -----------------------      --------------------------------------------
                                   Joseph A. Oblas, Principal Financial Officer

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

Date:    September 16, 2003          /s/ Richard O. Dean
      ----------------------         ----------------------------
                                     Richard  O.  Dean,
                                     Chairman of the Board and
                                     Chief Executive Officer