Form 10QSB
period 2003-09-30
ASHCROFT HOMES CORP
filed 2003-11-21
CIK 1120521

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the Quarterly Period ended: September 30, 2003

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from                 to
                                        ----------------   --------------------

                         Commission file number 0-33437

                           Ashcroft Homes Corporation
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

               Colorado                              31-1664473
    ------------------------------         ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


    6312 South Fiddlers Green Circle, Suite 500-N, Englewood, Colorado 80111
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 799-6194
                                 --------------
                           (Issuer's telephone number)

                                      n/a
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 14, 2003, 17,147,980 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes_____   No X

                           ASHCROFT HOMES CORPORATION

                                      Index

                                                                            Page

Part I - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheet (unaudited) at September 30, 2003      1

           Statements of Operations (unaudited, combined and
           consolidated) for the three and nine months ended
           September 30, 2003 and 2002                                       3

           Statements of Cash Flows (unaudited and combined)
           for the nine months ended September 30, 2003 and 2002             4

           Notes to unaudited, combined and consolidated
           Financial Statements                                              5

Item 2.    Management's Discussion and Analysis or Plan of Operation         12

Item 3.    Controls and Procedures                                           20

Part II - OTHER INFORMATION

Item 2.    Changes in Securities                                             21

Item 5.    Other information                                                 21

Item 6.    Exhibits and Reports on Form 8-K                                  22

SIGNATURES                                                                   23

                           ASHCROFT HOMES CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                            September 30, 2003

                                            -------------------
                                                (Unaudited)

Cash                                        $           83,573
Accounts receivable                                    102,639
Accounts receivable- related parties                   104,831
Income taxes receivable                                132,448
House inventory                                      9,707,780
Land inventory                                      17,456,329
Deposits                                               805,731
Prepaid expenses                                       305,243
Property and equipment, net                            203,131
Other assets                                           163,785
Goodwill, net                                          227,361
                                            -------------------

                                            $       29,292,851

                                            ===================



    SEE ACCOMPANYING NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

                           ASHCROFT HOMES CORPORATION
                           CONSOLIDATED BALANCE SHEET

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)


                                             September 30, 2003
                                            -------------------
                                                 (Unaudited)

Notes payable                               $       24,455,069
Due to related parties                               1,377,763
Leases payable                                          77,477
Accounts payable and accrued
expenses                                             6,021,332
Customer deposits - refundable
and non-refundable                                     367,671
Accrued interest - related parties                     417,730
Deferred income                                        352,798
                                            -------------------

Total Liabilities                                   33,069,840

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                    (861,087)

REDEEMABLE COMMON STOCK                                870,000

STOCKHOLDERS' (DEFICIT)
Convertible 7% cumulative series A
 preferred stock, no par value, 10,000,000
 shares authorized, 1,350,000 shares issued and
 outstanding                                         5,400,000
Common stock, no par value, 25,000,000 shares
 authorized, 14,777,980 shares issued and
 outstanding                                         1,142,053
Subscription receivable                               (135,000)
Additional paid in capital                             240,756
Accumulated deficit                                (10,433,711)
                                            -------------------

Total Stockholders' (Deficit)                       (3,785,902)
                                            -------------------

                                            $       29,292,851
                                            ===================




    SEE ACCOMPANYING NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

                           ASHCROFT HOMES CORPORATION
                            STATEMENTS OF OPERATIONS


                                      Consolidated          Combined           Combined           Combined
                                      For the Three      For the Three       For the Nine       For the Nine
                                      Months Ended        Months Ended       Months Ended       Months Ended
                                    September 30, 2003 September 30, 2002 September 30, 2003 September 30, 2002
                                    ------------------ ------------------- ------------------ ------------------
                                       (Unaudited)        (Unaudited)         (Unaudited)        (Unaudited)
SALES                                 $     8,380,018     $     8,610,316    $    17,210,452     $   28,341,637

COSTS OF SALES                              8,498,073           8,412,402         17,426,559         27,650,273
                                    ------------------ ------------------- ------------------ ------------------

GROSS PROFIT                                 (118,055)            197,914           (216,107)           691,364
                                    ------------------ ------------------- ------------------ ------------------

EXPENSES:

Selling, general and administrative         1,685,908             446,211          4,511,117          1,432,908
Interest                                      480,839              93,537            957,590            158,966
                                    ------------------ ------------------- ------------------ ------------------

Total Expenses                              2,166,747             539,748          5,468,707          1,591,874
                                    ------------------ ------------------- ------------------ ------------------

OPERATING (LOSS)                           (2,284,802)           (341,834)        (5,684,814)          (900,510)

OTHER INCOME (EXPENSE):
Interest income                                   351               1,494             17,004              2,340
Other income (expense)                        610,486              24,115            312,987            (18,977)
                                    ------------------ ------------------- ------------------ ------------------

Total Other Income (Expense)                  610,837              25,609            329,991            (16,637)
                                    ------------------ ------------------- ------------------ ------------------

NET (LOSS) BEFORE MINORITY
INTEREST AND INCOME TAXES                  (1,673,965)           (316,225)        (5,354,823)          (917,147)

MINORITY INTEREST                            (184,829)             57,481           (125,124)          (123,138)
                                    ------------------ ------------------- ------------------ ------------------


NET (LOSS)                            $    (1,489,136)     $     (373,706)   $    (5,229,699)      $   (794,009)
                                    ============================================================================





    SEE ACCOMPANYING NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS



                           ASHCROFT HOMES CORPORATION
                       COMBINED STATEMENTS OF CASH FLOWS



                                                  For the Nine     For the Nine
                                                 Months Ended      Months Ended
                                             September 30, 2003 September 30, 2002
                                             ------------------ ------------------
                                                 (Unaudited)       (Unaudited)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
 Net (loss) from operations before minority
 interest                                        $ (5,354,823)   $   (917,147)
 Adjustments to reconcile net (loss) to net
 cash from operating activities:
   Depreciation and amortization                      122,485         191,749

   Stock issued for forgiveness of interest            30,400              --
Changes in assets and liabilities:
   Accounts receivable                                414,391        (264,735)
   Receivables from related parties                   319,895         125,633
   House inventories                                2,941,134       6,207,536
   Land inventories                                 2,083,563       3,101,919
   Deposits                                                62        (561,042)
   Prepaid expenses                                   134,717         332,397
   Other assets                                       460,409          10,437
   Accounts payable and accrued expenses            1,752,806        (479,161)
   Customer deposits                                 (222,686)        634,442
   Deferred income                                    (47,534)        132,798
   Accrued expenses, related parties                  172,418           2,514
   Accrued warranty costs                            (141,467)       (623,668)
                                                 ------------    ------------
     Net Cash Provided by (Used In)
     Operating Activities                           2,665,770       7,893,672
                                                 ------------    ------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

  Notes receivable                                     85,000         (44,260)
  Purchase of equipment                               (39,260)         (7,416)
                                                 ------------    ------------
     Net Cash Provided by (Used In)Investing
     Activities                                        45,740         (51,676)
                                                 ------------    ------------

CASH FLOWS FROM (TO) FINANCING  ACTIVITIES:

  Repayment of leases                                 (16,203)        (22,105)
  Proceeds from notes payable                      15,496,437      17,192,184
  Repayment of notes payable                      (19,117,777)    (24,849,831)
  Proceeds from loans payable, related parties      2,017,620       1,388,189
  Repayment of loans payable, related parties      (1,874,630)     (1,589,253)
  Distributions to stockholders                            --        (238,402)
  Contributions of equity to LLC                           --          32,152
  Sale of common stock                                350,000          10,905
  Distributions to minority interest members               --         (22,500)
                                                 ------------    ------------
     Net Cash (Used In) Financing Activities       (3,144,553)     (8,098,661)
                                                 ------------    ------------

(DECREASE) IN CASH                                   (433,043)       (256,665)

Cash and Cash Equivalents at Beginning of
Period                                                516,616         515,026
                                                 ------------    ------------

Cash and Cash Equivalents at End of Period       $     83,573    $    258,361
                                                 ============    ============

Supplemental Disclosure of Cash Flow
Information:

  Cash paid during the period for:

    Interest                                     $    722,602    $    205,329
                                                 ============    ============
    Taxes                                        $         --    $         --
                                                 ============    ============





    SEE ACCOMPANYING NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

                           ASHCROFT HOMES CORPORATION
        NOTES TO UNAUDITED, COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited combined and consolidated financial statements include the accounts of Ashcroft Homes Corporation and its subsidiaries (the "Company"). The combined and consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited interim consolidated financial statements for the three months ended September 30, 2003 and the unaudited interim combined financial statements for the nine months ended September 30, 2003 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such periods. The results for the nine months ended September 30, 2003 are not necessarily indicative of the results of operations for the full year. These unaudited combined and consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 8-K dated April 3, 2003.

Certain amounts in the prior period's financial statements have been reclassified for comparative purposes to conform to the current period presentation.

NOTE 2 - NOTES PAYABLE

Notes payable consists of the following at September 30, 2003:

Various notes with several individuals and other lending entities for lot purchases and construction of homes with interest
     rates ranging from 7% to 25%; principal payments ranging
     from $3,000 monthly to lump sum payments due at maturity
     dates which range from December 15, 2000 to December 31,
     2003; majority of these notes are secured by Deeds of Trust.         $    2,931,569

Various notes with several financial institutions for lot
     purchases and construction of homes with interest rates
     ranging from 3.75% to 12.5% per annum; interest due monthly, principal due at various dates within the next twelve
     months; majority of these notes are secured by the related
     homes that are being built or lots that are being purchased.             21,288,695

Various notes with several vendors for accounts payable converted to notes with interest rates ranging from 0% to 10.5% per
     annum.                                                                      234,805
                                                                         ---------------
                                                                              24,455,069

Less current portion                                                          24,455,069
                                                                         ---------------

                                                                         $             -
                                                                         ===============


Substantially all of the above notes are guaranteed by the Company's CEO and other members of management.

Certain notes payable have become due and the Company is in the process of renegotiating the terms of the notes.

In July 2003 an individual note holder formally made notice to the Company for repayment of an outstanding loan and accrued interest totaling $329,057 owed by the Company. The Company entered into a reaffirmation agreement with this individual note holder to pay $121,200 as defined in the agreement by June 1, 2004 and issue 270,000 restricted shares of the Company's common stock. The note holder has the option to keep the shares or have the Company purchase all or part of the 270,000 shares at $1 per share on August 15, 2004. The Company has recorded the option as redeemable common stock valued at $270,000, based upon the option repurchase price.

NOTE 3 - DUE TO RELATED PARTIES

Related party debt consists of the following at September 30, 2003:
Note due to related party for $151,000;  interest at 30% per annum,  principal and interest due as Company  closes on  construction  loans for specific  lots in the Arapahoe Farms development,  with remaining balance due October 10, 2001;
     unsecured.                                                                     $     31,000
Note Payable to related party for $1,570,000; interest at 2% plus prime rate plus default interest if in default; due October 1, 2004; secured by Deed
     of Trust and security agreement executed with the note.                             263,353
Note payable to related party for $200,000; interest at 25% per annum plus the greater of $20,000 or an amount equal to 5% of net profits (as defined) on
     the sale of lots in the Water Valley sub-division; due December 20, 2001.           220,000
Note payable to related party for $180,427; interest at 12.5% per annum due
      May 31, 2001.                                                                      180,427
Note  payable to  related  party for  $300,000;  interest  at 3.5% per month;  due
     December 13, 2003;  secured by certain Deeds of Trust (as defined in the Loan
     Agreement).                                                                         289,500
Advances from related parties, non-interest bearing, due on demand.                      393,483
                                                                                    ------------
                                                                                       1,377,763

Less current portion                                                                   1,377,763
                                                                                    ------------

                                                                                    $          -
                                                                                    ============


Several of the notes payable/advances have become due and the Company is in the process of renegotiating the terms of the notes.

NOTE 4 - STOCKHOLDERS' EQUITY

In April 2003 two members of management purchased 600,000 shares of the Company's common stock for $50,000. In July 2003 mutual separation agreements were entered into between these two individuals and the Company. The Company agreed to pay salaries and other benefits through September 15, 2003 to one individual and through September 30, 2003 for the other and repurchase the 600,000 shares of the Company's common stock for $50,000 in the third quarter. In September 2003 the Company entered into an extension for the repurchase of 300,000 of these shares to occur in the fourth quarter. The Company has recorded this obligation as redeemable stock for $25,000.

In April 2003 the Company issued 121,600 shares of its common stock valued at $30,400 for interest due on a note that matured upon the closing of a certain home and release of additional collateral.

On August 14, 2003, the Company purchased from Casablanca Homes, LLC (a company controlled by a member of the Company's board of directors) a house in exchange for 1,200,000 shares of the Company's common stock valued at $575,000 (approximately $.48 per share) and paid cash of $37,825. The value of the home was recorded at $575,000 based upon an independent appraisal. Beginning 12 months after the closing and ending 36 months after the closing, Casablanca has the option to require the Company to repurchase the shares for a price of $.48 per share. If the Company fails to pay the full exercise price, the price per share will increase to $.576 per share and the Company will be required to pay interest of 20% per year on the unpaid exercise price. The Company has recorded Casablanca's option as redeemable common stock valued at $575,000, based upon the option repurchase price. The Company is required to place in escrow the following:

     a.   $125,000 upon sale of the home to an unaffiliated purchaser

     b. $204,000 upon funding of construction loans of three lots to be owned by Ashcroft/Plum Creek, LLC

     c. Funds that would be received from the Company as distributions from Ashcroft/Plum Creek, LLC until the escrow amount equals $575,000.

Casablanca can draw down the escrow account by returning shares of the Company at a purchase price of $.48.

Subsequent to purchasing the house from Casablanca, the Company sold the house to its chief executive officer for $575,000, paid in the form of approximately $360,000 cash and reduction of indebtedness to the chief executive officer of $215,000. The Company will be obligated to begin funding the escrow account when the chief executive officer sells the house to an unaffiliated purchaser.

During the nine months ended September 30, 2003 the Company sold 310,000 shares of its common stock for $310,000 to various individuals in connection with private placements.

Subscription Receivable
-----------------------
In February 2003 the Company issued 587,633 shares of its common stock for $15,000 cash and a stock subscription receivable for $85,000. The Company anticipates collection of the stock subscription receivable before year-end.

Preferred Stock
-----------------
The Company issued 1,350,000 shares of 7% Series A preferred stock convertible at $4 per share to an equal number of shares of common stock. The holders of the preferred stock converted $370,227 of net debt to equity. The Company has accrued a dividend of $189,000 and has recorded it as accrued interest during the nine months ended September 30, 2003. Holders of the Preferred Stock are entitled to receive a cumulative dividend of seven percent (7%) per annum, payable quarterly in arrears beginning June 30, 2003 and continuing until the Preferred Stock is redeemed or converted. In the event that the dividends are not paid in any period, those dividends accumulate and must be paid prior to dividends on the common stock or any other class of stock junior to the Preferred Stock.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In April 2003 the Company entered into an agreement for business advisory services for a term of one year and is required to pay $7,500 per month.

In October 2003, the Company executed a non-binding letter of intent to acquire 98 single-family lots in Fountain, Colorado, located south of Colorado Springs. The Company anticipates beginning its exercise of the option in November 2003 at which time the Company is to submit an option deposit equivalent to approximately 10% of the purchase price, or $415,800. The Company intends to enter into another option agreement for the purchase of an additional 51 single family lots to occur in June 2004 at which time the Company would be obligated to submit an option deposit equivalent to 10% of the option price, the agreement is subject to execution of a definitive option agreement with the land owner.

On September 12, 2003, the Company entered into a purchase agreement for the acquisition of 29 duplex lots on 14.5 acres of land located in Douglas County, Colorado. The purchase price payable for the property is $3,650,000 in cash, of which $25,000 has been paid as an earnest money deposit. The purchase agreement was initially scheduled for closing on November 20, 2003; currently the Company anticipates that date to be extended by mutual agreement with the proposed seller to sometime in December 2003. Closing is subject to several contingencies, including receipt of sufficient financing, title review and other customary conditions. If the closing is completed, the Company intends to finalize improvements of the lots and immediately commence vertical construction of residential units on the property. The units will consist of upper end duplex units in a golf course community. If the Company is unable to complete the purchase, the agreement provides that the seller is entitled to specific performance, and as a result the Company may still be compelled to purchase the property or remain liable for certain monetary damages.

In August 2003 the Company entered into a sublease agreement in Denver for the relocation of its corporate headquarters beginning September 1, 2003 and expiring on February 28, 2007. The future minimum lease payments under all non-cancelable lease obligations are as follows:

                                               ----------
                                     2003          29,108

                                     2004         230,569

                                     2005         232,621

                                     2006         223,704

                                     2007          37,525
                                               ----------
                                               $  753,527

NOTE 6 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Combination
-------------------------
The combined and consolidated financial statements include the accounts of the following entities, collectively referred to as "The Company" or "Ashcroft", which are affiliated by virtue of their inclusion in the acquisition by OneDentist Resources, Inc. ("ODRE") on April 3, 2003. All significant intercompany transactions have been eliminated.

Ashcroft Homes, Inc.                              Corporation
West Gold Holdings, Inc.                          S-Corporation
Stonegate Capital Corporation                     Corporation
Absolute Construction, LLC                        LLC
Tesoro Homes @ Tallyn's Reach, LLC                LLC
Peregrine Sanctuary, LLC                          LLC
Ashcroft Sageport, LLC                            LLC

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

                                                             Status as of
                                             Ownership %     September 30, 2003
                                             -----------     -------------
Anthem Ashcroft Home Builders, LCC           50.0%           Active
Brookwood, LLC                               33.4%           Active
WGB Management, LLC                          50.0%           Active
Ashcroft Plum Creek, LLC                     50.0%           Active
WECC, LLC                                    25.0%           Inactive
WGB Fairway Ten Partners, LP                 *50.0%          Inactive
Caste Club, LLC                              37.5%           Inactive

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

Property and Equipment
----------------------
Property and equipment is recorded at cost. Depreciation expense is provided on a straight-line basis using the estimated useful lives of 3-7 years. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations. Depreciation expense was $106,124 and $174,779 for the nine months ended September 30, 2003 and 2002, respectively.

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

Advertising and Promotion Costs
-------------------------------
Advertising and promotion costs are charged to expense during the period incurred. Advertising and promotion expense totaled $70,238 and $92,117 for the nine months ended September 30, 2003 and 2002, respectively.

Goodwill
--------
Goodwill, which arose from 1999 and 1998 acquisitions of the Company's Fort Collins and Colorado Springs operations, was capitalized and is being amortized over 15 years. Amortization expense was $16,361 and $16,970 for the nine months ended September 30, 2003 and 2002, respectively.

Revenue Recognition And Classification Of Costs
----------------------------------------------
Revenue from the sale of residential units or land parcels is recognized when closings have occurred and the risk of ownership is transferred to the buyer. Sales commissions are included in selling, general and administrative expense.

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

Stock-Based Compensation
------------------------
The Company has elected to follow the intrinsic value method to account for compensation expense related to the award of stock options and to furnish the pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation." Since the stock option awards are granted at prices no less than the fair-market value of the shares at the date of grant, no compensation expense is recognized for these awards. As of September 30, 2003 the Company has not granted any options.

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

Prior to the acquisition the combined financial statements do not include a provision for income taxes for the S-Corporation or the LLCs because the S-Corporation and LLCs do not incur federal or state income taxes. Instead, earnings and losses are included in the stockholders' or members' personal income tax returns and are taxed based on their personal tax strategies.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Introduction

     The following discussion and analysis covers the financial condition of Ashcroft Homes Corporation and its subsidiaries ("we" or the "Company") at September 30, 2003, changes in our financial condition since fiscal year end December 31, 2002, and a comparison of our results of operations for the three and nine months ended September 30, 2003 to the same periods of the prior fiscal year. This information should be read in conjunction with the other financial information and reports filed with the Securities and Exchange Commission ("SEC"), especially our Current Report on Form 8-K dated April 3, 2003, together with all amendments to that report.

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

     Our operations are currently conducted exclusively along the front range of the State of Colorado. While our operations are conducted across several metropolitan areas, we believe that they have similar characteristics. Therefore, all of our operations have been included in one reportable segment, the homebuilding industry.

Results of Operation

     For the three and nine months ended September 30, 2003, we lost $1,489,136 and $5,229,699, respectively. Our net loss increased 298% and 559%, respectively, from the comparable periods of the prior fiscal year.

     Revenue. Our revenue during 2003 has declined substantially from the three and nine months ended September 30, 2002, falling 2.7% for the three months ended September 30, 2003 compared to the third quarter of 2002 and 39.3% for the first nine months of this year compared to the comparable period of last year. However, sales in the third quarter of this year rose 79.2% from the second quarter, giving us a reason to be optimistic for the fourth quarter and next year. We attribute our revenue decline to several factors:

     o Sales of speculative homes declined significantly in the current year due to concerns about the economy, the war with Iraq and the general threat of terrorism;
     o Presales declined in 2002 and early 2003 due to a slow down in the economy and employment layoffs in Denver;
     o We started fewer speculative homes in the second half of 2002, due to uncertainty in the economy;
     o We closed out several subdivisions which were active during 2002 and limited our new home starts to pre-sales in our new subdivisions during 2003 due to the uncertainty of the economy;

     o Prospective purchasers delayed or cancelled their decision to purchase new homes due to the drought which Colorado experienced during 2002, including concerns for forest fires burning in the mountains immediately west of several of our subdivisions; and
     o Price pressure from speculative homes started in 2002 but sold during the period through September 30, 2003.

We believe the state of economy, both nationally and in Colorado where our operations are located, significantly affected our sales during the first nine months of 2003. While interest rates were at a historic low during that time, many homebuyers were affected by lay-offs or otherwise concerned with their future economic position. As a result, sales of both pre-sold and speculative homes were reduced during the first nine months of this year. Also, we reduced starts of speculative homes during the latter part of 2002 as a result of concerns about the economy.

     We believe our operations were affected disproportionately compared to other publicly traded builders due to concerns about the economy and the war. Our homes are designed to appeal to relocation, move-up and empty-nester buyers. Since we do not generally offer starter homes, we believe our operations were affected more adversely than those of other builders which might offer start-up or entry-level homes. Also, we believe that the economic rate of recovery is slower in Denver than other parts of the nation due to the concentration of high tech jobs in the region. However, we believe that the recovery will be more sustainable in Colorado for the same reason.

     The increase in revenue which we experienced for the third quarter of this year compared to the second, as well as other factors, lead us to believe that the economic recovery has commenced and that sales will improve in the future. Our belief is based on the following factors:

     o A significant portion of our existing home inventory represents pre-sold houses, meaning that we have signed contracts with the prospective purchasers; of the 60 homes currently under construction, 50 are pre-sold and 10 are speculative starts;

     o National employment statistics recently released by the Federal government indicate a drop in new claims for unemployment;

     o    Interest rates remain at near-historic lows;

     o    Colorado remains an extremely desirable place to live; and

     o Long-term job growth for the United States, and Colorado in particular, is projected to be concentrated in the service and technology segments, providing jobs for Colorado's educated population.

We hope to position ourselves to take advantage of these factors as they materialize.

     We are currently constructing homes in 11 subdivisions. In addition, we have executed agreements to acquire an additional 268 lots in three subdivisions, a portion of which are multi-family, which are in various stages of negotiation. We have executed a non-binding letter of intent to acquire 98 single-family lots in Fountain, Colorado, located south of Colorado Springs. If completed, this purchase will provide an opportunity to construct and market units at a lower price point than our historical average. We have also executed an agreement to acquire 29 duplex lots, platted for construction of 58 units, in a premier residential development in Douglas County. Closing of that purchase is subject to receipt of additional capital and satisfaction of other contingencies. Finally, we are negotiating for the acquisition of 112 single and multi-family lots located in Arapahoe County, Colorado. This property, located in a golf course community, contains developed lots, finished and partially finished residential units which we are acquiring from another Denver builder. We anticipate these contracts will add to our inventory of land for future development, as well as create opportunities for immediate cash flow from construction and sale of residential units. All of these transactions are subject to conditions and there is no assurance that the transactions will be completed.

     Gross Margins and Cost of Sales. We define gross margin to mean home and land sales revenue less cost of goods sold (which primarily includes land development and construction costs, capitalized interest, financing costs and a reserve for warranty expense) as a percent of home and land sales revenue. On that basis, we reported a negative gross margin for the three and nine months ended September 30, 2003. Gross margin for the nine months ended September 30, 2002 was 2.4%. This compares to historical averages of 7.5% for the year ended December 31, 2001 and 10.5% for the year ended December 31, 2000.

     We believe the decline in our gross margins during the three and nine months ended September 30, 2003 is attributable to many factors, including:

     o Higher interest carrying costs, resulting from the longer sales cycle of some speculative starts commenced in 2001 and 2002;
     o Higher subcontractor costs during 2002, prior to subcontractors realizing the effects of the economic slow-down; and
     o Price pressure on speculative homes commenced during 2001 and continuing through 2003, resulting in a reduction in retail sales pricing vs. prior periods.

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

     Selling, General and Administrative Expenses. General and administrative expenses increased substantially during 2003 compared to the comparable periods of 2002. These expenses increased 278% and 215% for the three and nine months ended September 30, 2003 compared to the third quarter of 2002 and first nine months of 2002, respectively. A significant portion of this increase is associated with our becoming a publicly traded company during 2003. Salaries and payroll expenses increased significantly during the current year, as we added additional management personnel to support our planned growth. We also added additional staff in our accounting department to support our reporting obligations as a publicly traded company.

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

     Land Inventory. Land inventory is extremely important to our operations, as it provides future sites for construction of our residential units. At September 30, 2003, we believe we enjoyed a favorable land position. We currently own or have under option approximately 168 developed and undeveloped lots.

     Both land and house inventories decreased from fiscal year end December 31, 2002 and from June 30, 2003, with house inventory falling 20% from year end and land inventory falling 11%. The decrease in house inventory is commensurate with our decision to start fewer speculative homes until the economy improves. Most of our speculative homes started during 2002 have been sold by September 30, 2003. The decrease in land inventory is commensurate with the sales of homes during 2003 and our decision not to immediately replace those lots. The proposed acquisitions discussed under "-Revenue" above should help replace those lots.

     Interest Expense. Interest expense increased substantially from 2002 to 2003. The increase of 414% and 502% from the three and nine months ended September 30, 2002 to September 30, 2003, results primarily from additional borrowing and higher rates associated with our capital position during 2003. A significant portion ($182,500) of the interest expense for the three and nine months ended September 30, 2003 represents dividends on preferred stock issued in connection with the acquisition of Ashcroft Homes in April. This preferred stock is held by our Chief Executive Officer. See, Liquidity and Capital Resources below.

     Other Income (Expense). Other income or expense increased significantly from the comparable periods of 2002. Other income rose $585,228 from the third quarter of 2002 to the third quarter of 2003, resulting primarily from a reclassification of certain write-offs from the prior quarter. Other income of $329,991 for the first nine months of the year represents a substantial increase from other expenses of $16,637 realized during the first nine months of last year.

Liquidity and Capital Resources

     We use our liquidity and capital resources to (i) support our operations, including our land and homebuilding inventory; and (ii) provide working capital. Liquidity and capital resources are generated internally from operations and from external sources. At September 30, 2003, we suffered from both a lack of liquidity and capital resources. Our operations during the nine months ended September 30, 2003 did not provide sufficient cash flow.

     During the second quarter of 2003, and continuing into the third quarter, we suffered from a substantial shortage of liquidity. As a result, we defaulted on certain subordinated debt and obligations to our vendors. These defaults, in turn, lead to the filing of certain lawsuits against us. Based on the amount of the arrearages, we do not believe these defaults or the accompanying lawsuits are material to our continued existence in the short term. However, we are dependent on improved operations and receipt of capital from outside sources to continue our operations in the long term. At September 30, 2003, we had over $6 million of accounts payable and accrued expenses. While a portion of that amount will be paid with the proceeds of construction loans in the ordinary course of business, we lack sufficient capital and liquidity to pay the balance at this time.

     Capital Resources. Our capital structure is a combination of (i) permanent financing, represented by stockholders' equity; (ii) long term financing; (iii) construction loans; and (iv) current financing, represented by our general line of credit. Based upon our current capital resources and additional capacity under our existing credit agreements, we believe we require additional capital resources. We also believe our capital resources are imbalanced; the Company intends to continue to raise equity capital to align imbalances with our debt to equity ratios.

     At September 30, 2003, we reported a deficit in shareholders' equity of $3,785,902. The Company hopes to raise equity capital in the near term in efforts to reduce the deficit, align equity and debt ratios consistent with our industry and improve our liquidity and capital position. One objective in becoming public was to obtain access to additional equity capital. We are currently negotiating with several sources, including investment bankers and private individuals, to provide additional equity. While we believe one or more of these sources will provide some needed equity, there are no commitments in place and no assurance that such financing will be successful. The Company has issued 870,000 shares of redeemable common stock for which we have accrued a liability due to the mandatory redemption feature; the liability will be extinguished when the put option expires or at the time that the option is exercised and the stock is redeemed.

     Our debt financing includes a combination of conventional, market rate interest loans secured by senior positions on our real estate, together with subordinated debt at significantly higher interest rates. As our operations improve, we hope to refinance the subordinated debt to provide more favorable terms. Our efforts to acquire single and multi-family lots, finished and partially finished units in Arapahoe County represents one such opportunity. We have been negotiating with holders of subordinated debt on that property to convert that debt to shares of our common stock. If successful, such transaction would significantly increase our equity and help conserve cash. However, as of the date of this report, we have no commitments for such refinancing.

     Our existing construction lines of credit are used to draw funds for construction of new homes. The amount of allowable borrowings are based on several factors, including pre-sold homes, speculative homes, cost basis and equity basis. Based upon our current financial condition and recent results of operations we have experienced obstacles in extending our construction lines. We also have a small, unsecured line of credit in the amount of $200,000 which we hope to increase when our financial condition improves. We utilize this arrangement for working capital.

     Notes Payable. Notes payable were reduced $3,891,340, or almost 14%, from fiscal year end to September 30, 2003 in connection with sale of housing units and application of resulting proceeds to outstanding notes. Notwithstanding this decrease, we are dependent on improving operations and cash from outside sources to improve our capital position.

     Cash Flow. During the nine months ended September 30, 2003, we used $433,043 in cash. The use of cash from our net loss was reduced significantly by
(i) an increase in accounts payable and accrued expenses of $1,752,806 during the first nine months of 2003; (ii) decreases in receivables of $414,391; (iii) decrease in receivables from related parties of $319,895; (iv) a decrease in house inventories of $2,941,134; and (v) a decrease in land inventories of $2,083,563. Financing activities also used $3,144,553 of cash during the first nine months, as we repaid more notes than we borrowed. We hope to improve our cash flow in the future as our revenue increases and results of operation improve.

     During the nine months ended September 30, 2002, we used $256,665 of cash, slightly less than the amount used for the first nine months of 2003. However, in the first nine months of 2002, our operations generated a substantially larger amount of cash which was used to pay down our debt. The cash generated from operations, in turn, was primarily the result of a decrease in inventory. We reported a net loss of $794,009 during the first nine months of 2002.

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

     Revenue Recognition and Classification of Costs - Revenue from the sale of residential units or land parcels is recognized when closings have occurred and the risk of ownership is transferred to the buyer. Sales commissions are included in selling, general and administrative expense.

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

Item 3.  Controls and Procedures

     (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of September 30, 2003, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic filings with the SEC.

     (b) There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION

Item 2.  Changes in Securities

     During the three month period ending September 30, 2003, we issued a total of 1,780,000 shares of our common stock in transactions that were not registered under the Securities Act of 1933. The following information summarizes the transactions in which these securities were issued:

          (i) On August 12, 2003, we issued 270,000 shares to a single individual in partial settlement of a loan payable. The shares were valued at $1 for purposes of this transaction. See Note 2 to the financial statements for important information regarding this transaction.

          (ii) On August 14, 2003, we issued a total of 1,200,000 shares to a single entity in exchange for a residence valued at $575,000. See note 4 to the unaudited, combined and consolidated financial statements for important information regarding this transaction.

          (iii) During the three-month period, we issued a total of 310,000 shares to individuals and entities that participated in an on-going private placement. These shares were sold for a price of $1 per share.

     In each of the foregoing transactions, we relied on the exemption provided by Rule 506 of Regulation D. Each of the investors executed subscription agreements confirming that they were accredited investors within the meaning of Rule 501 of Regulation D. Further, the investors were notified of the restrictions imposed on the securities under Rule 506, and certificates representing the share were embossed with a restrictive legend.

     No underwriter was retained in connection with any of these transactions, as we issued the shares directly.

Item 5.  Other Information

     On September 11, 2003, we executed an agreement to acquire 29 developed duplex lots located in Douglas County, Colorado, consisting of approximately
14.5 acres of land, from Castle West Real Estate LLC, an unaffiliated third party. The purchase price payable for the property is $3,650,000 in cash, of which $25,000 has been paid as earnest money. Closing is scheduled for November 20, 2003, but we expect that date to be extended by mutual agreement with the proposed seller to sometime in December. Closing is subject to a number of contingencies, including receipt of sufficient financing, title review and other customary conditions. If the closing is completed, we hope to finalize development of the lots and immediately commence construction of residential units on the property. The units will consist of upper end duplex units in a golf course community.

     If we are unable to complete the purchase, the agreement provides that the seller is entitled to specific performance, which means we might be compelled to purchase the property or pay damages.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits: The following exhibits are filed with this report:

           31.1 Certifications pursuant to Rule 13a-14(a) or
           15d-14(a) under the Securities Exchange Act of 1934, as amended.

           31.2 Certifications pursuant to Rule 13a-14(a) or
           15d-14(a) under the Securities Exchange Act of 1934, as amended.

           32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K: None.



            (The Remainder of This Page Was Intentionally Left Blank)

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ASHCROFT HOMES CORPORATION


Date: November 21, 2003          By:Joseph A. Oblas
                                    -------------------------------------------
                                    Joseph A. Oblas, Executive Vice President,
                                    Principal Financial Officer