Form 10KSB
period 2003-12-31
ASHCROFT HOMES CORP
filed 2004-06-28
CIK 1120521

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                     Annual report pursuant to section 13 or
                  15(d) of the Securities Exchange Act of 1934.

                  For the fiscal year ended December 31, 2003.


                         Commission file number: 0-33437


                           ASHCROFT HOMES CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Colorado                                            31-1664473
 -------------------------------                      -------------------------
  (State or other jurisdiction                       (I.R.S. Identification No.)
of incorporation or organization)


6312 South Fiddlers Green Circle, Suite 500-N, Englewood, CO          80111
------------------------------------------------------------          -----
(Address of principal executive offices)                            (Zip Code)


                                 (303) 799-6194
                 ----------------------------------------------
                (Issuer's telephone number, including area code)


         Securities registered under Section 12 (b) of the Exchange Act:
                                      None


         Securities registered under Section 12 (g) of the Exchange Act:
                           Common Stock, no par value


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  [ ] Yes [X] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ].

State issuer's revenues for its most recent fiscal year:  $19,725,393

     The aggregate market value of the 8,641,464 shares of common stock of the Company held by non-affiliates was approximately $8,641,464 on May 12, 2004, calculated using the last sales price of the common stock of $1.00 on May 12, 2004 as reported on the OTC Bulletin Board. On May 10, 2004, there were 17,525,481 shares of common stock of the Company issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

Transitional Small Business Disclosure Format:       [  ] Yes  [ X ] No

                                TABLE OF CONTENTS



PART I.......................................................................1

   ITEM 1.   DESCRIPTION OF BUSINESS.........................................1
   ITEM 2.   DESCRIPTION OF PROPERTY.........................................5
   ITEM 3.   LEGAL PROCEEDINGS...............................................5
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............5

PART II......................................................................5

   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........5
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......6
   ITEM 7.   FINANCIAL STATEMENTS...........................................15
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.......................................15
   ITEM 8A.  CONTROLS AND PROCEDURES........................................15

PART III....................................................................16

   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..............16
   ITEM 10.  EXECUTIVE COMPENSATION.........................................18
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             AND RELATED STOCKHOLDER MATTERS................................19
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................20
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K...............................22
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................22

SIGNATURES..................................................................23


PART F/S....................................................................F-1

                             Additional Information

     Descriptions in this report are qualified by reference to the contents of any contract, agreement or other document described herein and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this report, or incorporated herein by reference as permitted by regulations of the Securities and Exchange Commission. (See "Item 13. Exhibits and Reports on Form 8-K.")

                Special Note Regarding Forward-Looking Statements

     Please see the note under "Item 6. Managements Discussion and Analysis or Plan of Operation," for a description of special factors potentially affecting forward-looking statements included in this report.

                                     PART I

Item 1.   Description of Business

History and Organization

     Ashcroft Homes Corporation ("we" or "the Company") was incorporated under the laws of the State of Colorado on November 27, 1996. On June 30, 2000, we executed a share exchange agreement with OneDentist.com, Inc. and acquired all of the outstanding shares of that entity. On October 17, 2000, our name was changed to OneDentist Resources, Inc. to reflect our new business. We remained in the development stage until we acquired Ashcroft Homes of Colorado, Inc. and its affiliated entities in 2003.

     Effective April 3, 2003, we acquired all of the outstanding stock and membership interests of several privately held companies engaged in the residential real estate and construction industries and simultaneously changed our name to Ashcroft Homes Corporation. Since that date, we have developed residential real estate and built single-family and low-density multifamily residences. See Item 6. "Management's Discussion and Analysis or Plan of Operation" for further information about this acquisition. Our stock currently trades in the over-the-counter market and is quoted in the OTC Bulletin Board under the symbol "ASHC."

Narrative Description of Business

     Our business consists exclusively of one segment, homebuilding services. Although we also develop real property for home construction, we consider that part of our homebuilding service. We construct primarily single-family detached homes, although we build some higher-density developments for the "empty-nester" market.

     The base prices for our homes generally range from $385,000 to $700,000. The average sales prices of our homes closed in 2003 and 2002 was $455,000 and $415,000, respectively. Our homes generally range in size from 2,600 to 3,750 square feet. We appeal primarily to the relocation, move-up and empty-nester consumer, focusing on high-quality design and construction of homes in that market. Approximately 70% of our homebuyers fall into theses three categories.

     All of our operations are located along the front range of Colorado, in the metropolitan areas of Denver, Colorado Springs and Fort Collins. We acquire both developed and undeveloped land in different subdivisions, depending on availability, price and market conditions, among other factors. We generally acquire no more than a two-year supply of lots to avoid overexposure to any single sub-market. When acquiring finished lots, we prefer using option contracts or in phases for cash. Additional information about our land acquisition practices and holdings may be found under - Land Acquisition and Development.

     Our homes are designed and built to meet local customer preference. The Company is the general contractor for all of its projects and retains subcontractors for site development and home construction. The Company builds single-family detached homes and, in limited circumstances, duplexes and other low density, attached housing.

     The Company builds under the "Ashcroft Homes" and "Tesoro Homes" brands. The Company or its predecessors has used the Ashcroft brand for over 20 years, and accordingly, believes it enjoys brand recognition. We acquired the Tesoro brand pursuant to an acquisition completed approximately five years ago.

     During the years ended December 31, 2003 and 2002, we completed and sold 35 homes and 55 homes, respectively. As of the date of filing this report, we have a backlog of 13 pre-sold homes, representing approximately $6,175,000 of anticipated revenue. Despite this backlog, there is no assurance that we will actually realize this revenue, as certain buyers may terminate their contracts with us. See Item 6, "Management's Discussion and Analysis or Plan of Operation
- Forward-Looking Statements" below.

     The following table illustrates the subdivisions or developments in which we had an interest as of December 31, 2003:

                                             Lots        Lots
                   (Pre-Sales)  (Specs)    Available   Optioned     Total
------------------ ----------- ----------- ---------- ----------- -----------
Antler's at Sage
Port               2           2           8          -           12
------------------ ----------- ----------- ---------- ----------- -----------
Arapahoe Farms
                   -           1           2          -           3
------------------ ----------- ----------- ---------- ----------- -----------
Bell Mountain
Ranch              -           1           1          -           2
------------------ ----------- ----------- ---------- ----------- -----------
Canterberry
Estates            -           -           -          30          30
------------------ ----------- ----------- ---------- ----------- -----------
Castle Pines
North              1           2           6          -           9
------------------ ----------- ----------- ---------- ----------- -----------

Fairways at PC     -           -           -          24          24
------------------ ----------- ----------- ---------- ----------- -----------

North Gate         3           5           17         -           25
------------------ ----------- ----------- ---------- ----------- -----------

Sanctuary          2           3           29         -           34
------------------ ----------- ----------- ---------- ----------- -----------

Spires             1           -           1          -           2
------------------ ----------- ----------- ---------- ----------- -----------

Tallyn's Reach     -           4           26         -           30
------------------ ----------- ----------- ---------- ----------- -----------

Timber Canyon      2           -           32         -           34
------------------ ----------- ----------- ---------- ----------- -----------

Water Valley       2           2           28         -           32
------------------ ----------- ----------- ---------- ----------- -----------

TOTAL              13          20          152        54          237
------------------ ----------- ----------- ---------- ----------- -----------

     We maintain an inventory of design and floor plans designed to appeal to current customer tastes. Within certain limits, these designs and plans can be customized to individual customer preference to enhance the quality of our product offering. The plans and designs offered at a particular location are based on numerous factors, including customer preference, lot size, area demographics and in some cases, the requirements of local municipalities.

     Sales centers within model homes are often located within subdivisions or developments where we have a significant presence. Within these sales centers, we exhibit custom features available to buyers, including options and material upgrades within each plan. These sales centers not only provide our potential customers with a convenient ways to select upgrades and options for their homes, but also provide us with the opportunity for an additional source of revenue and profit.

     We maintain limited levels of speculative homes or inventories of unsold homes in our developments. Unsold homes in various stages of completion allow us to meet the immediate and near term demands of prospective homebuyers. In order to mitigate the risks of carrying excess inventory, the Company has strict controls and limits on the number of its unsold homes under construction. As of the date of filing this report, we had 20 speculative homes under construction.

     Land Acquisition and Development. We purchase finished lots using option contracts, in phases or in bulk for cash. We also acquire entitled land for development into finished lots when the risk is justified. In making land acquisitions, we consider a number of factors, including the projected rates of return, sales prices of the homes to be built, population and employment growth patterns, proximity to developed areas, estimated costs of development and demographic trends. Generally, we acquire finished lots and land for development only in areas that have, among other things, available building permits, utilities and suitable zoning.

     We attempt to maintain a supply of finished lots sufficient to enable us to start homes promptly after a contract for a home sale is executed. This approach is intended to minimize our investment in inventory and reduce the risks of shortages of labor and building materials. Increases in the costs of finished lots may reduce our "gross margins" (defined below) to the extent that market conditions would not allow us to recover the higher costs of land through higher sales prices. Gross margins means home sales revenue less costs of goods sold (which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense and financing and closing costs). We do not anticipate that the issuance of building permits or zoning limitations will affect our ability to construct homes in the foreseeable future.

     The Company has the right to acquire a portion of the land that it will require in the future utilizing option contracts, in some cases on a "rolling" basis. Generally, in an option contract, the Company obtains the right to purchase lots in exchange for an option deposit. In the event the Company elects not to purchase the lot within a specified period of time, the Company forfeits the deposit. This practice limits our risk and avoids a greater demand on our liquidity. As of December 31, 2003, we had the right to acquire 54 lots under option agreements with approximately $30,000 in nonrefundable cash option deposits. Due to our reduced liquidity during 2003, our ability to acquire lots using rolling options has been reduced.

     As of December 31, 2003, our inventory of land totaled $10,897,964. The Company has in the past sold developed lots to other builders to increase inventory turnover, but it is not anticipated that it will do so in the future.

     Marketing and Sales. Our homes are sold under various commission arrangements by our own sales personnel and by cooperating brokers and referrals in the realtor community. In marketing our homes, we primarily use on-site models, magazine and local newspaper advertisements, realtor promotions, newsletters, and bulletins. We also market our homes on our internet websites, www.ashcrofthomes.com and www.tesorohomes.com.

     Labor and Raw Materials. Generally, the materials used in our homebuilding operations are standard items carried by major suppliers. We generally contract for most of our materials and labor at a fixed price during the anticipated construction period of our homes. This allows us to mitigate the risks associated with an increase in cost of building materials and labor between the time construction begins and the time the home is sold. Increases in the cost of building materials, particularly lumber, and subcontracted labor may reduce our gross margin to the extent that market conditions prevent the recovery of increased costs through higher sale prices. We have not experienced shortages of either materials or labor during the last two fiscal years, and do not expect to experience such shortages in the future. However, our shortages of working capital and liquidity in the last year may affect our ability to obtain favorable prices from vendors and subcontractors. See "Management's Discussion and Analysis or Plan of Operation - Forward-Looking Statements" below.

     Warranty. All of our homes are sold with a ten-year limited warranty, in part assumed by an independent third party. The Company provides a limited two-year warranty of workmanship and material with each of its homes. During the first year, we warrant substantially all materials and workmanship. During the second year, our responsibility is limited to major structural defects and specific defects in plumbing, electrical, heating, cooling and ventilating systems. During the next eight years, the homeowner receives a limited homeowner's warranty covering major structural defect through an arrangement with an independent third party.

     In order to manage its warranty obligations, the Company obtains indemnities from subcontractors who supply labor or materials in constructing its homes. Accordingly, most warranty work is referred to responsible subcontractors or suppliers for repair. Our warranty obligations have not required a material expense in the past, and it is not anticipated that such obligations will require material commitments in the future. See Item 6, "Management's Discussion and Analysis or Plan of Operation - Forward-Looking Statements" below.

     Competition. The homebuilding industry is fragmented and highly competitive. Ashcroft competes with numerous homebuilders, including a number that are larger and have greater financial resources. Homebuilders compete for customers, desirable financing, land, building materials and subcontractor labor. Competition for home orders primarily is based upon price, style, financing provided to prospective purchasers, location of property, quality of homes built, customer service and general reputation in the community. The Company also competes with subdivision developers and land development companies when acquiring land.

     Regulation. The Company's homebuilding operations are subject to continuing compliance requirements mandated by applicable federal, state and local statutes, ordinances, rules and regulations, including zoning and land use ordinances, building codes, contractors' licensing laws, state insurance laws, federal and state human resources laws and regulations and health and safety regulations and laws (including, but not limited to, those of the Occupational Safety and Health Administration). Various localities in which the Company operates have imposed (or may impose in the future) fees on developers to fund schools, road improvements and low and moderate-income housing. See Item 6, "Management's Discussion and Analysis or Plan of Operation - Forward-Looking Statements" below.

     From time to time, various municipalities in which the Company operates restrict or place moratoriums on the availability of utilities, including water and sewer taps. Additionally, certain jurisdictions in which the Company operates have proposed or enacted growth initiatives that may restrict the number of building permits available in any given year. Although no assurances can be given as to future conditions or governmental actions, Ashcroft believes that it has, or can obtain, water and sewer taps and building permits for its land inventory and land held for development. See Item 6, "Management's Discussion and Analysis or Plan of Operation - Forward-Looking Statements" below.

     The Company's homebuilding operations also are affected by environmental laws and regulations pertaining to availability of water, municipal sewage treatment capacity, land use, hazardous waste disposal, naturally occurring radioactive materials, building materials, population density and preservation of endangered species, natural terrain and vegetation. Due to these considerations, the Company generally obtains an environmental site assessment for parcels of land that it acquires. The particular environmental laws and regulations that apply to any given homebuilding project vary greatly according to the site's location, the site's environmental conditions and the present and former uses of the site. These environmental laws and regulations may result in project delays, cause the Company to incur substantial compliance and other costs, and/or prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. See Item 6, "Management's Discussion and Analysis or Plan of Operation - Forward-Looking Statements" below.

Employees

     As of the date of filing this report, we employed 28 individuals in a full or full-time equivalent basis, including 3 in management, 6 in finance and accounting, 9 in sales and 10 in construction management. None of our employees are covered by a collective bargaining agreement, and we believe we enjoy excellent relations with our employees.

Item 2.  Properties

     Our corporate headquarters are located at 6312 So. Fiddlers Green Circle, Suite 500-N, Englewood, Colorado 80111, where we lease approximately 14,000 square feet of office space for a 5-year term. See our consolidated financial statements at the end of this report for further information regarding commitments under this lease. We believe our facilities are suitable for our needs for the foreseeable future.

Item 3.  Legal Proceedings

     The Company and its subsidiaries are subject to certain lawsuits and claims for failing to pay loans as they mature, defaults under existing loans and other obligations See "Management's Discussion and Analysis or Plan of Operation" below.

     The Company is subject to a lender lawsuit for default under the terms of the promissory note for a material lender in Douglas County. The Company is currently in negotiations with the lender and the Company hopes to come to a resolution within the near future.


Item 4.  Submission of Matters to a Vote of Security Holders

     We did not submit any matter to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of the 2003 year.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

    Our common stock currently trades over the counter and quotations are currently published in the "pink sheets" maintained by members of the NASD. Quotes for our common stock were removed from the OTC Bulletin Board on May 27, 2004 after we failed to file our annual report in a timely manner. The following table shows the range of high and low bids for our common stock for the last two fiscal years or portions thereof as reported by the NASD. Prices represent quotations between dealers, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent prices at which actual transactions occurred. All prices have been adjusted to reflect a one for ten stock split effective November 2002 and a one for three and one half split effective January 2003.

         Fiscal Quarter Ended               High              Low
         --------------------               ----              ---

         March 31, 2002                     $.01              $.01
         June 30, 2002                       .01               .01
         September 30, 2002                  .35               .01
         December 31, 2002                   .70               .01

         March 31, 2003                      .25               .10
         June 30, 2003                      2.10               .10
         September 30, 2003                 1.85              1.32
         December 31, 2003                  1.90              1.05

     As of December 31, 2003, there were 283 record holders of our common stock.

     No dividends have been paid with respect to our common stock and we have no plans to pay dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs and plans for expansion. Certain of our loan agreements limit our ability to pay dividends.


Item 6.  Management's Discussion and Analysis or Plan of Operation

Introduction

     The following discussion and analysis covers our financial condition at December 31, 2003 and changes in our financial condition since December 31, 2002, the end of our prior fiscal year. It also covers our results of operations for the two fiscal years ended December 31, 2003 and a comparison of the results of operations in 2003 to those in 2002.

     Our operations are conducted exclusively along the front range of the State of Colorado, from Fort Collins on the north to Colorado Springs on the south. While our operations are conducted across several metropolitan areas, we believe that they have similar characteristics. Therefore, all of our operations have been included in one reportable segment, the homebuilding industry.

     Effective April 3, 2003, we acquired all of the outstanding stock and membership interests of several related entities engaged in the homebuilding industry ("Ashcroft Entities"). Since the number of shares of stock issued to the former owners of those entities exceeded the stock outstanding prior to the transaction, the acquisition was treated as a reverse acquisition and a recapitalization for accounting and financial statement reporting purposes. This means that the financial statements of the acquired entities survive as the basis for our financial statements. See Note 15 to the Consolidated Financial Statements included in this report for further information about the Ashcroft Entities and the acquisition.

Results of Operations

     Year ended December 31, 2003.
     -----------------------------

     Overview. The year 2003 provided some set-backs and fell below the Company's expectations. Sales revenue decreased by almost 50%, while our cost of sales exceeded our revenue, resulting in a negative gross margin. As a result, and taking into account general, administrative and other expenses, we reported a net loss of $8,133,837, or $.55 per share for 2003. We sold fewer homes in 2003 than in 2002 and were unable to increase the price of the homes we sold enough to cover our costs. We also sold less entitled real estate in 2003 than in 2002, further reducing our revenue during the last year. Finally, our interest and other holding costs for land increased significantly, reducing our gross margin. We attribute our results to several factors, including the following:

     o    Costs of construction materials and labor increased significantly;

     o Sales of speculative homes declined significantly due to concerns about the economy, the war with Iraq and the general threat of terrorism;

     o Presales declined due to a slow-down in the national and local economy, as well as significant lay offs in Colorado;

     o Our lack of liquidity and working capital prevented us from entering new markets to take advantage of perceived demand; and

     o    Our lack of geographic diversity.

     o    Lack of sufficient personnel to manage and oversee our operations


     We believe the state of the economy, both nationally and in Colorado where our operations are located, significantly affected our sales revenue during 2003. While interest rates were at a historic low during most of that time, many homebuyers were affected by layoffs or otherwise concerned with their future economic position. Since we appeal primarily to move-up and relocation buyers, we did not fare as well as other homebuilders appealing to first-time homebuyers or with operations in markets that were more geographically diversified. As a result, sales of both pre-sold and speculative homes declined during the year.

     We also believe that the economic recovery is proceeding slower in Denver than certain other parts of the country, due to the concentration of high technology and telecom jobs in this region. While Colorado was slower to enter the downturn in the economy, it appears to be slower in recovering. For this reason, we believe our operations were affected disproportionately compared to other publicly traded homebuilders during 2003.

     Our lack of liquidity affected our marketing budget for 2003 as well. As a result, we were not able to advertise as we had in the past and this contributed to our decline in revenue. However, we believe we continue to build attractive, quality homes in desirable subdivisions and that our purchasers are happy with their home buying decision.

     As a result of these and other factors, we have determined to discontinue our Fort Collins operation. Since this portion of our operation did not contribute significantly to revenue during 2003, we expect this decision to have little impact on our revenue for 2004. However, it does demonstrate the problems we encountered during 2002 and 2003. We have also temporarily curtailed efforts to expand our operations. We believe that we need to diversify our geographic concentration to avoid overexposure to any market and the accompanying vagrancies of the economy in any one market. However, our lack of working capital has prevented us, and continues to prevent us, from seriously considering any meaningful acquisitions. Contracts to acquire building lots south of Colorado Springs and south of the Denver metropolitan area were allowed to expire due to our inability to finance the acquisitions. We expect this situation to continue until such time, if ever, we discover means to address those problems.

     2003 Compared to 2002. Our revenue for 2003 was $19,725,393, representing a decrease of 45% from 2002. Revenue for 2002, in turn, decreased 23% from 2001. The downward trend results from the sale of fewer homes and less developed real estate in each year. The results of this trend reveal the adverse effects of the economic downturn, especially in Colorado where we operate.

     The average selling price per home closed during 2003 increased slightly from 2002, from $415,000 in 2002 to $455,000 in 2003. However, we sold significantly fewer homes in 2003 than 2002.

     Gross Margin. Our gross margin decreased commensurate with the decline in revenue. We define gross margin to mean home and land sales revenue less cost of goods sold (which primarily includes land development and construction costs, capitalized interest, financing costs and a reserve for warranty expense). We reported a negative gross margin of $1,199,826 for the year ended December 31, 2003, which means that it cost more to build the houses we sold than we recovered in sales price from the buyers. Our gross margin for 2003 decreased $1,297,251 from 2002, which in turn, decreased $3,435,658 from 2001. We attribute part of the decrease to increasing costs of materials and labor, as well as interest and other holding costs associated with homes that we completed but did not sell on a timely basis. While we have little or no control over costs of construction, we took steps to decrease holding costs by significantly reducing speculative starts during 2003. However, substantially all of our operations are currently funded with debt, much with high interest rates, so we expect costs to continue to be high. We also experienced significant price pressure on speculative homes as a result of high carrying costs and the concurrent demand on our liquidity.

     Future gross margin may be impacted adversely by (i) increased competition, thereby decreasing our ability to increase prices; (ii) increases in the costs of subcontracted labor, finished lot, building materials and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (iii) adverse weather; (iv) shortages of labor, lots and other resources, which can result in delays in the delivery of homes under construction; and (v) other general risk factors. See "-Forward-Looking Statements" below.

     Selling General and Administrative Expenses. Selling, general and administrative expenses increased 196% from 2002 to 2003. A significant portion of this increase is associated with our becoming a publicly traded company during 2003 and the associated legal and accounting fees. Salaries and payroll expenses also increased significantly during 2003, as we added additional management personnel to support our planned growth.

     Interest. Interest expense also increased significantly from 2002 to 2003, contributing to the increase in operating loss. The amount of subordinated debt at high interest rates increased in 2003, as our financial condition deteriorated. As a result of the increase in our borrowing costs, together with additional time required to sell our homes, interest increased 319% from 2002 to 2003. We expect this situation to continue for the foreseeable future until we are able to acquire capital at more attractive rates.

     Year Ended December 31, 2002.
     -----------------------------

     During the year ended December 31, 2002, we realized a net loss of $656,203 on revenue of $36,070,293. This compares to net income of $486,077 on revenue of $46,847,046 for the year ended December 31, 2001. Our net income fell almost 235% from 2001 to 2002, while revenue decreased 23%. Many of the factors that existed during 2003 contributed to our declining operations during 2002. However, our lack of liquidity was not as acute in 2002.

     Gross Margin. Our gross margin for 2002 was $97,425, a decrease of 97% from 2001. We attribute this decline to increases in the costs of sales, including material, labor and land. Foremost among the increases in those items was the cost of land, which increased due to our increased interest and holding costs. Due to the factors described above under year ended December 2003, we were unable to recover the increased costs through higher home sale prices.

     General and Administrative Expenses. Our general and administrative expenses decreased almost 24% from 2001 to 2002. We attribute this decrease to a consolidation of administrative corporate functions.

     Interest. Interest expense increased from 2001 to 2002 by 45%. This reflects higher interest associated with subordinated debt which we incurred during 2002.

     Other Income (Expense). Reducing our operating loss was other income of $946,673. This results from gains realized by settlements on the reduction of debt. As a result, our net loss before minority interest and taxes was $1,125,542. This was further reduced by our minority interest equal to $336,891 and an income tax benefit of $132,448.

Liquidity and Capital Resources

     We use our liquidity and capital resources to (i) support our operations, including our land and homebuilding inventory; and (ii) provide working capital. Liquidity and capital resources are generated internally from operations and from external sources. At December 31, 2003, we suffered from both a lack of liquidity and working capital. As a result, and due to the substantial loss which we incurred during the year, the report of our independent accountants includes a note raising substantial doubt about our ability to continue as a going concern. If we are unable to generate additional cash from operations and obtain financing from outside sources, we may be forced to liquidate our operations. In that event, our assets may be sold for less than fair value.

     As a result of our lack of liquidity and capital, we defaulted on certain debt and accounts payable during 2003. These defaults, in turn, lead to the filing of numerous lawsuits against us. These suits, in turn, have created a substantial distraction to our management in fulfilling their obligations to the Company. These distractions affect the time and effort our management can devote to homebuilding and development operations. They also increase general and administrative expenses in the form of legal fees.

     Capital Resources. Our capital structure is a combination of (i) permanent financing, represented by stockholders' equity; (ii) long-term financing, primarily bank debt and private subordinated debt; (iii) construction loans, and
(iv) current financing, represented by our general line of credit. All of these sources of capital were lacking at the end of 2003. At that date, we reported negative stockholders' equity of $5,384,259, a decrease of almost $6 million from the end of 2002. This decrease, in turn, represents the results of our net loss for 2003 and our inability to raise equity from outside sources.

     To address our lack of capital and stockholders' deficit, we conducted a private placement of our convertible debt in 2004. In that offering, we sold an aggregate of $1,670,000 of convertible promissory notes due December 2005. The notes bear interest at the rate of 10% per annum that is payable quarterly beginning March 31, 2004. The notes are convertible into our common stock at a conversion price equal to the lower of $1.00 or 80% of the average closing price of our common stock for the twenty days prior to the date on which we receive notice of the holder's desire to convert; provided that we may redeem the note for 110% of the principal amount if the conversion price would be less than $.30 per share.

     Debt Financing. Our debt financing includes a combination of conventional, market-rate interest loans secured by senior positions on our real estate, together with subordinated debt at significantly higher interest rates. If our operations improve, we hope to refinance the subordinated debt at more favorable rates. However, the prospects for that in the near term appear remote.

     During 2003, we attempted to supplement our capital resources by issuing stock to vendors and other creditors in lieu of cash. As a result of these transactions, we issued 594,000 shares of common stock during the year. However, due to the factors discussed above, among others, we do not believe this procedure will suffice for the most distant future.

     Substantially all of our debt is guaranteed by our chief executive officer and certain other members of our management. In the event that we lose the services of our CEO for any reason, we would have a more difficult time obtaining additional debt financing or would be unable to do so. Our CEO is our single largest shareholder and former owner of the Ashcroft Entities prior to the acquisition.

     Our existing construction lines of credit are used to draw funds for construction of new homes. The amount of allowable borrowings are based on several factors, including presales, cost basis and equity. Based on our financial condition and results of operations, we have experienced obstacles in extending our construction lines during 2003 and early 2004. The loss or curtailment of these lines would adversely affect our ability to construct additional homes and further impact our results of operations.

     We also have a small, unsecured line of credit in the amount of $200,000 which was fully utilized at December 31, 2003. We use this arrangement for working capital.

     A significant portion of the common stock that we issued in 2003 contains a mandatory redemption feature. As a result, our equity includes $845,000 of redeemable stock. Of that amount, $270,000 must be redeemed on or before August 15, 2004 and $575,000 beginning August 14, 2004 and continuing for three years thereafter. If we fail to redeem the $575,000 of redeemable stock, the redemption price increases to $691,200 and we are required to pay interest at 20% per year on any unpaid portion of that obligation.

     Our operating results for 2003 and prospects for the immediate future make it less likely that we will be able to obtain additional equity financing. Contributing to this hurdle is our status as an over the counter company, and the accompanying lack of coverage from industry analysts and lack of liquidity in our common stock.

     Comparison of December 31, 2003 to December 31, 2002. Cash and accounts receivable decreased significantly from year-end 2002 to year-end 2003, from $2,358,847 to $523,351. This represents a decrease of 78%. Our inventory of homes and land also decreased significantly from approximately $25 million to approximately $21 million, a decrease of approximately 16%. The decrease in inventory represents fewer housing starts based on decreased demand.

     Accounts payable and accrued expenses increased from 2002 to 2003 approximately 89%, or $2,715,851. This demonstrates the liquidity problems that we experienced during 2003. Notes payable decreased by approximately $8 million, as our inventory of land and homes was reduced. During 2003, we repaid approximately $2.8 million more than we borrowed.

Impact of Inflation, Changing Prices and Economic Conditions

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

Critical Accounting Policies and Estimates

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

     A provision for warranty costs relating to the Company's limited warranty plans is included in cost of sales at the time the sale of a home is recorded. The Company generally reserves one half percent of the sales price of its homes for warranty costs. The warranty cost accrued is reduced by the actual warranty costs incurred.

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

Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003, which did not result in any impact on the Company's financial position or results of operations.

     In November 2002, the FASB issued Financial Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003 and had no effect on the Company's financial position or results of operations.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general a variable entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003, which was subsequently delayed until the fourth quarter of 2003 and then various dates in 2004 and 2005. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has not determined the impact of the Interpretation on the Company's financial position or results of operations.

     In April 2003, the FASB issued SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No.133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The adoption of this Statement had no effect on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 had no effect on the Company's financial position or results of operations.

     In December 2003, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB No. 104 revises or rescinds portions of the interpretive guidance related to revenue recognition included in Topic 13 of the codification of the staff accounting bulletins. SAB No. 104 became effective when issued, and adoption by the Company did not have a material impact on its financial position or results of operations.


Forward Looking Statements, Risk Factors

    This Form 10-KSB contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

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

Risk Factors Impacting Forward-Looking Statements

     The important factors that could prevent us from achieving our stated goals and objectives, in addition to those set forth below and in our other reports filed with the SEC, include the following:

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

o    Our ability to identify, finance and integrate other acquisitions; and

o    Volatility of our stock price.

Prospective investors should be aware of the following risk factors potentially affecting our company and its operations:

     No Auditor's Report for 2002. We have filed this report without the report of an auditor for the year ended December 31, 2002. We are currently in a dispute with the former auditor that audited the financial statements for that year. As a result of that dispute, the former auditor refused to review the financial statements for 2002 that are included in this report and to allow the use of its report in this report. While we have restated the 2002 financial statements to coincide with adjustments made to the 2003 financial statements, our current auditor did not reaudit the 2002 financial statements and there is no assurance that the 2002 financial statements comply in all respects with generally accepted accounting principles in the United States, as required by applicable rules of the Securities and Exchange Commission. None the less, in an effort to file this report and provide our shareholders and potential investors with information about our 2003 fiscal year, we have decided to file this report without the report of the former auditor for 2002.

If we are unsuccessful in obtaining inclusion of our common stock in the OTC Bulletin Board, our common stock will have limited liquidity.

     Immediately following the filing of this report and our Form 10-QSB for the quarter ended March 31, 2004, it is our intent to reapply for quotation of our common stock on the OTC Bulletin Board. We believe that the successful quotation of our stock will increase liquidity for our existing shareholders and attract additional investors.

     The National Association of Securities Dealers, Inc. currently regulates the application for, and quotation of, stocks on the OTCBB. According to the OTCBB website, there are no minimum quantitative standards which must be met by an issuer for its securities to be quoted on the OTCBB; however the eligibility rule limits quotations on the OTCBB to securities of issuers that are current in their reports filed with the SEC.

     Micro-cap securities have historically been vulnerable to fraud, and, therefore, are subject to increased scrutiny. A micro-cap security is generally a low priced security issued by a small company, or stock of companies with low capitalization. We believe that our stock will be considered a "micro-cap" security because of the size of our company and our limited capitalization, and due to its status as a micro-cap security, our application for listing on the OTCBB may receive increased scrutiny.

     While we believe we will satisfy the criteria for inclusion on the OTCBB, and we will endeavor to comply with any reporting requirements that we are, or become, subject to, we cannot assure that our application will be successful. Our failure to obtain such inclusion in the OTCBB may result in shareholders having difficulty selling their shares, should they desire to do so. No market maker has agreed to file an application for inclusion of our stock on the OTC Bulletin Board.

     We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.


Item 7.  Financial Statements

     Reference is made to the Index of Financial Statements following Part III of this Report for a listing of the Company's financial statements and notes thereto.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     On February 23, 2004, Ashcroft Homes Corporation (the "Company") engaged Mayer Hoffman McCann P.C. as its principal accountant and independent auditor for the fiscal year ended December 31, 2003 and simultaneously dismissed A.J. Robbins P.C., its former accountant. This decision was approved by our Board of Directors on June 15, 2004.

     The reports of A.J. Robbins P.C. for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Company's two most recent fiscal years and the subsequent interim period through February 23, 2004, there were no disagreements with A.J. Robbins P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of A.J. Robbins P.C., would have caused A.J. Robbins P.C. to make reference to the matter in its report. Further, there were no reportable events as that term is described in Item 304(a)(1)(iv)(B) of Regulation S-B during any of those periods.

     During the two most recent fiscal years and the interim period from the end of the last fiscal year to February 23, 2004, the Company did not consult with Mayer Hoffman McCann P.C. regarding any matter requiring disclosure in the Form 8-K.

Item 8A.  Controls and Procedures

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of December 31, 2003, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the requirements to be included in our periodic filing with the SEC. No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     The following individuals presently serve as our officers and directors:

         Name:                          Age:         Position:
         -----------------------------------------------------

         Richard O. Dean                46           Chief Executive Officer,
                                                     President, Chairman of the
                                                     Board and Director

         Joseph A. Oblas                31           Executive Vice-President
                                                     and Director

         Peter C. Gonzalez              31           Vice-President and
                                                     Secretary



     Each of the directors holds office until the next annual meeting of shareholders and until his successor has been duly elected and qualified or until he resigns or is removed. Five other directors who served during 2003 resigned in 2004. Officers of the Company serve at the pleasure of the Board of Directors. Each of the directors has held office since the acquisition of the Ashcroft Entities in April 2003.

     The following represents a summary of the business history of each of the foregoing individuals for the last five years:

     Richard O. Dean      Mr. Dean became a director, the President and Chief
Executive officer of Ashcroft Homes Corporation at the date of the acquisition of the Ashcroft entities in April 2003. Mr. Dean has been the president and a director of Ashcroft Homes, Inc. since 1998. Prior to that, he acted in a similar capacity for a predecessor of Ashcroft. Mr. Dean is also a manager or managing member of Ashcroft Homes of Northern Colorado, LLC, Tesoro Homes @ Tallyn's Reach, LLC, Peregrine Sanctuary, LLC and Absolute Construction Services, LLC. He divides his time between all of these entities. Together, these entities constructed and sold in excess of $30 million of homes and other residential construction services during 2002. In these positions, Mr. Dean is responsible for overseeing all phases of the companies' business and for negotiating significant transactions in which the companies are involved, including financing transactions.

     Prior to his association with the Ashcroft Entities, Mr. Dean was active in developing real estate on the western slope of Colorado, primarily near Rifle and in proximity to the proposed shale oil project undertaken by Exxon Oil during the 1980's. Following Exxon's withdrawal from that project, and its subsequent economic effect on the community, Mr. Dean left the western slope and settled in Colorado Springs, where he eventually resumed his activities in the real estate and construction industries. During this transition and primarily due to his business activities on the western slope, Mr. Dean filed for protection from creditors under Chapter 7 of the United States Bankruptcy Code and was discharged from his debts in 1991. Mr. Dean was also involved in certain matters of litigation arising from that development business, all of which were subsequently settled, discharged or resolved.

     Joseph A. Oblas Mr. Oblas became a director and the President of Ashcroft Homes Corporation in April 2003. He currently serves as Executive Vice President of the Company. Mr. Oblas is currently the president and acted as a founder of Stonegate Capital Corporation, a private Delaware corporation organized to acquire and develop real estate and construct residential homes in Colorado. The company currently owns a portfolio of loans secured by interests in real estate, but is still in the development stage, with no significant revenue from operations. Mr. Oblas has been the president of the company since its inception in February of 2002.

     In 1994, Mr. Oblas acted as a founder of Juice Stop Franchising Corporation and was the chief financial officer of that entity until August of 1998, when the company obtained financing from a third party venture capital firm and surrendered control of its board of directors. Juice Stop was a franchisor and operator of juice and health food retail outlets. Subsequent to his resignation as chief financial officer, Juice Stop filed for protection from its creditors under Chapter 11 of the Bankruptcy Code, which filing was subsequently converted to a liquidation under Chapter 7. As one of the founders of Juice Stop, Mr. Oblas had guaranteed certain lease and other corporate obligations of that entity. Following its bankruptcy, Mr. Oblas was involved in certain matters of litigation relating to his personal guarantee of the Juice Stop obligations and other corporate matters. Most of those lawsuits have subsequently been resolved or settled, although at least one outstanding judgment remains.

     Immediately prior to his position with Stonegate, Mr. Oblas acted as a founder and chief executive officer of Glacier Distribution Company, later called Crosspoint Foods Corporation, a wholesale distributor of food products and principal supplier to Juice Stop. Mr. Oblas acted as the chief executive officer of Glacier from March of 1999 to March of 2001. Glacier was eventually forced to absorb substantial losses as a result of uncollectable receivables stemming from the financial problems of Juice Stop. As one of the founders of Glacier, Mr. Oblas personally guaranteed certain of its obligations. As a result, Mr. Oblas was involved in certain matters of litigation relating to those personal guarantees, substantially all of which have been resolved or settled.

     While Mr. Oblas was chief executive officer of Glacier, the Company received notice that the United States Department of Agriculture had commenced administrative proceedings against the company for failing to comply with payment provisions and failure to obtain a license under the Perishable Agricultural Commodities Act of 1930 ("PACA"). Later, an action was commenced in the United States District Court of Colorado for a civil penalty arising from the failure of the company to obtain that license. A default judgment against the company resulted from that action. Neither of these proceedings was communicated to the board of directors of the company. Both actions were eventually settled by the company. In connection with these activities, the company accepted the resignation of Mr. Oblas as an officer and director of the company.

     Peter C. Gonzalez       Mr. Gonzalez became the Secretary and Controller of
Ashcroft Homes Corporation in April 2003. From February 2002 to the present, Mr. Gonzalez has been the vice president, secretary and a director of Stonegate Capital Corporation and helped found that entity. In that capacity, he spends a majority of his time and is responsible for the day-to-day management of administration, accounting, finance and human resources and participates in project planning, budgeting and financial planning. He is also the founder, a member and manager of Merit Partners, LLC, a private real estate development company focused on single family, detached housing and land development in and around Dallas, Texas. In that capacity, he is responsible for organizational management, project planning, budgeting and coordination of project financing. Mr. Gonzalez devotes a minor portion of his time to the affairs of that entity.

     From 1998 to 2000, Mr. Gonzalez was the controller and secretary for Crosspoint Foods Corporation, the successor to Glacier Distribution Company. In that capacity, he was responsible for the day-to-day management of accounting, finance and administration. From 1995 to 1998, he was the controller for Juice Stop International. Mr. Gonzalez acted as guarantor of many of the same obligations as Mr. Oblas with regard to Glacier Distribution and some of the same obligations of Juice Stop, and as a result, was involved in certain matters of litigation relating to those guarantees. Most of those matters have subsequently been settled or resolved, although at least one judgment remains outstanding.

     No family relationships exist between any of the officers or Directors of the Company.

Compliance with Section 16

     The Company is unaware that any officer, director or owner of 10% or more of its securities has failed to file reports with the Commission as required by
Section 16 and the rules adopted thereunder during the last fiscal year.


Item 10.  Executive Compensation

     The following table summarizes the total compensation of our chief executive officer and all other executive officers who were paid more than $100,000 during the fiscal year (the "Named Executive Officers") for the periods indicated. No other executive officer received more than $100,000 in salary and bonuses during the transition period.


                              SUMMARY COMPENSATION

                                                   Annual                                Long Term
                                                Compensation                            Compensation
                                                ------------           Other            ------------
                                                                       Annual            Securities
          Name                   Period            Salary           Compensation     Underlying Options
          ----                   ------            ------           ------------     ------------------
Richard O. Dean,                  2003          $ 70,000.00              0                    0
President and Chief
Executive Officer

Joseph A. Oblas,                  2003           187,250.00              0                    0
Principal Financial
Officer

Peter C. Gonzalez,                2003           135,000.00              0                    0
Vice President, Secretary and
Chief Accounting Officer

     The Company has entered an employment agreement with Richard O. Dean dated February 1, 2003, terms of the agreement are as follows; a term of 36 months at a compensation rate of $240,000 per annum, in addition to receiving benefits consistent with general employees of the Company, Mr. Dean will also receive the benefits of a split-dollar life insurance policy. The Company has entered an employment agreement with Joseph A. Oblas, terms of the agreement are as follows; a term of 36 months at a compensation rate of $210,000 per annum, Mr. Oblas will receive benefits consistent with general employees of the Company. The Company has entered an employment agreement with Peter C. Gonzalez, terms of the agreement are as follows; a term of 36 months at a compensation rate of $175,000 per annum, Mr. Gonzalez will receive benefits consistent with general employees of the Company. The Company executed employment modification agreements on November 1, 2003 with Richard O. Dean, Joseph A. Oblas and Peter
C. Gonzalez ("Employees") to the Employees' existing employment agreements dated February 1, 2003. The terms of the modifications were as follows; Employees agreed to waive all accrued salary, vacation days and benefits through November 1, 2003, reduce the base salary compensation to fifty-percent (50%) of contracted amount, and extend the contract through February 28, 2005.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information regarding the beneficial ownership of the Company's voting securities as of the date of filing this report by (i) each of the directors; (ii) each executive officer of the Company;
(iii) each person who owns beneficially more than five percent of the Company's voting securities; and (iv) all of the directors and executive officers as a group. All ownership is record and beneficial unless otherwise noted. The numbers in the table below exclude 100,000 shares of common stock underlying warrants outstanding on the date of this report. None of the warrants are owned by our officers or directors.

     Unless otherwise noted, the address of each individual or entity is that of Ashcroft Homes, Inc., 6312 South Fiddlers Green Circle, Suite 500-N, Englewood, CO 80111.


Title of Class        Name and Address of                       Amount and Nature
                      Beneficial Owners                         of Beneficial Ownership     Percent of Class
--------------        -------------------                       -----------------------     ----------------
Common                Richard O. Dean 1,2                                6,488,601                  37.02%

Common                Reagan K. Dean 3                                   6,488,601                  37.02%

Preferred             Richard O. Dean 1,4                                  675,000                  50%

Preferred             Reagan K. Dean 4                                     675,000                  50%

Common                Joseph A. Oblas 1                                  1,197,708                   6.83%

Common                Peter C. Gonzalez 1                                1,197,708                   6.83%

Common                All  officers  and  directors as a group           8,884,017                  50.69%
                      (3 persons) 2,5
Preferred             All  officers  and  directors as a group           1,350,000                  100%
                      (2 persons) 4

---------------------------------------
     (1)  Officer or director of the Company.

     (2) Includes 2,017,271 shares held by Mr. Dean's wife, of which he disclaims beneficial ownership.

     (3) Includes 4,471,330 shares held by Ms. Dean's husband, of which she disclaims beneficial ownership.

     (4) Each holder of the Series A Preferred Stock will own 50% of the outstanding Preferred Stock. However, the Preferred Stock will vote as a class with the Common Stock and each share of the Preferred Stock entitles the holder to five votes for each share held of record. Therefore, the preferred stock owned by each preferred shareholder represents the right to 3,375,000 votes, or 13.9% of the outstanding voting stock.

     (5) Excludes any shares of preferred stock. If the Series A Preferred Stock is included, the officers and directors will own 64.40% of the outstanding voting stock.

Changes In Control
------------------

     We know of no arrangements, including the pledge of any of our securities, which may result in a change of control in the future.

Item 12.  Certain Relationships and Related Transactions

     Effective April 3, 2003, the Company, then know as OneDentist Resources, Inc., acquired all of the outstanding stock and membership interests of the Ashcroft Entities. The consideration issued by us in connection with the exchange was 12,954,060 shares of our no par value common stock and 1,350,000 shares of Series A Convertible Preferred Stock ("Preferred Stock"). Simultaneously with closing of the transaction (the "Exchange"), the former sole executive officer and director of ODRE resigned and was replaced as Chief Executive Officer and Director.

     Certain former shareholders or equity owners of the Ashcroft Entities became our largest shareholders following closing of the Exchange. The Chief Executive Officer and his wife beneficially own 6,488,601 shares of common stock and 1,350,000 shares of Preferred Stock immediately following the exchange, representing a total of 49.32% of the outstanding common stock if the Preferred Stock were converted. They also own 100% of the Preferred Stock, entitling them to five votes for each share outstanding. Accordingly, they owned a total of 62.17% of the outstanding voting stock of the Company immediately following the Exchange.

     The President of Stonegate Capital Corporation (an Ashcroft Subsidiary) is now the Executive Vice President of the Company and owned 1,197,707 shares, or 8.24% of the common stock, immediately following the exchange. The secretary/treasurer of Stonegate is now the Vice President of Finance of the Company and also owned 1,197,707 shares of the common stock. Each of these individuals executed an employment contract with the Company.

     The consideration received by the Company in exchange for issuance of shares at the closing was the common stock or membership interests of the various Ashcroft Subsidiaries surrendered by former owners at the closing. Indirectly, the Company acquired all of the assets of those entities. The former shareholders or members of the corporate and limited liability company subsidiaries surrendered all of their ownership interests in the Ashcroft Subsidiaries for issuance of Company shares. Consideration issued for this transaction was based upon negotiation between the parties and not upon an independent appraisal. The Company did not obtain an appraisal or third party evaluation of the value of the assets or equity securities acquired in the transaction.

Entities Acquired
-----------------

     In connection with the Exchange, the Company indirectly acquired all of the assets and liabilities of the Ashcroft Entities, consisting generally of developed residential home lots, an inventory of homes in process, finished homes for sale and a library of home construction plans, and the accounts payable, loans and other liabilities. The following represents a complete list of the subsidiaries acquired by the Company, and the business engaged by each immediately prior to the Exchange:

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


     In August 2003, the Company purchased a house from Casablanca Homes, LLC (a company controlled by John Chen, a member of the Company's board of directors during 2003, in exchange for 1,200,000 shares of the Company's common stock valued at $575,000 (approximately $.48 per share). The value of the home was recorded at $575,000 based upon an independent appraisal. Beginning 12 months after the closing and ending 36 months after the closing, Casablanca has the option to require the Company to repurchase the shares for a price of $.48 per share. If the Company fails to pay the full exercise price, the price per share will increase to $.576 per share and the Company will be required to pay interest of 20% per year on the unpaid exercise price. The Company has recorded the common stock underlying Casablanca's option as redeemable common stock valued at $575,000, based upon the option repurchase price. The Company is required to place in escrow the following:

     a.   $125,000 upon sale of the home to an unaffiliated purchaser.

     b. $204,000 upon funding of construction loans of three lots to be owned by Ashcroft/Plum Creek, LLC.

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

     Subsequent to December 31, 2003, the chief executive officer sold the home to an unaffiliated third-party, thereby triggering the escrow funding requirement of $125,000. A portion of the escrow was funded with the proceeds from the sale of the home by the chief executive officer; the remainder will be funded by the Company.

Item 13.  Exhibits and Reports on Form 8-K

     The following exhibits are filed as part of, or are incorporated by reference into, this report:

     (a) Exhibits. See Exhibit Index following the signature page of this report.

     (b)  Reports on Form 8-K.

    (i) The Company filed a Current Report dated November 25, 2003 reporting other events.
    (ii) The Company filed a Current Report dated February 23, 2004 reporting a change in Registrant's certifying accountant.
    (iii) The Company filed an amended Current Report dated February 23, 2004 reporting a change in Registrant's certifying accountant.

Item 14.  Principal Accountant Fees and Services

     The Company currently has no audit committee of the Board of Directors, and is not required to maintain such a committee since its stock is not quoted on Nasdaq or traded on any national securities exchange. Accordingly, all material decisions affecting the Company's audited financial statements, periodic disclosure with the SEC and its relationship with its auditors are addressed by the entire Board. The Board of Directors is responsible for pre-approving both audit and permissible non-audit services to be provided by the independent accountant.

     The following table shows the fees paid or accrued by Ashcroft for the audit and other services provided by the Company's accountants for the fiscal years ended December 31, 2003.

          Audit fees for the years ended December 31 and fees            2003
          for the review of financial statements included in         ----------
          quarterly reports on Form 10-QSB.......................... $  250,000

          Audit-related Fees........................................     50,000

          Tax Fees(1)...............................................     50,000

          Other Services Fees.......................................         --
                                                                     ----------

          Total.....................................................    350,000
                                                                     ==========
-------------------
     (1)  Includes tax compliance, advice and planning.

      All services described above were approved by the Board of Directors.

Policy on Audit Committee Pre-Approval

     The Board of Directors is responsible for reviewing and pre-approving both audit and permissible non-audit services to be provided by the independent accountant. This pre-approval duty may be delegated to one or more designated members of the Board of Directors provided that any pre-approval given by such delegate(s) must be reported to the Board of Directors at its next regularly scheduled meeting.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Englewood, Colorado on the 23rd day of June 2004.


                                 ASHCROFT HOMES CORPORATION


                                 By: /s/ Joseph A. Oblas
                                    ------------------------------------------
                                     Joseph A. Oblas, Executive Vice President,
                                     Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                      Title                               Date
----------                      -----                               ----


/s/ Richard O. Dean                                                June 23, 2004
--------------------------      Chairman of the Board, Chief
Richard O. Dean                 Executive Officer, President,
                                Director

/s/ Peter C. Gonzalez                                              June 23, 2004
--------------------------      Controller, Secretary,
Peter C. Gonzalez               Chief Accounting Officer


/s/ Joseph A. Oblas             Executive Vice President,          June 23, 2004
--------------------------      Principal Financial Officer,
Joseph A. Oblas                 Director


                                INDEX TO EXHIBITS

------------- ------------------------------------ ----------- ----------------------------------
Exhibit No.   Description                          Filed       Incorporated Herein by Reference
                                                   Herewith
------------- ------------------------------------ ----------- ------------------------------
2.1           Plan and Agreement of Reorganization             Exhibit 2.1 to Issuer's Form
              between the Company, certain of its              8-K dated April 3, 2003,
              shareholders and Ashcroft Homes of               reporting changes in control,
              Colorado, Inc., formerly known as                the acquisition or disposition
              Ashcroft Homes, Inc., dated December             of assets and other events
              27, 2002
------------- ------------------------------------ ----------- ------------------------------
2.2           Third Amendment to the Plan and                  Exhibit 2.2 to Issuer's Form
              Agreement dated March 17, 2003,                  8-K dated April 3, 2003,
              including certain Ashcroft                       reporting changes in control,
              subsidiaries                                     the acquisition or disposition
                                                               of assets and other events
------------- ------------------------------------ ----------- ------------------------------
3.1           Articles of Incorporation of                     Exhibit 3.01 to Issuer's Form
              Haleakala Enterprises, Inc., now                 SB-2 filed with the Commission
              known as Ashcroft Homes Corporation,             on August 16, 2000 (File No.
              as filed with the Colorado Secretary             333-439848)
              of State on November 27, 1996
------------- ------------------------------------ ----------- ------------------------------
3.2           Articles of Amendment to the Articles            Exhibit 4.2 to Issuer's Form
              of Incorporation of Ashcroft Homes               8-K dated April 3, 2003,
              Corporation as filed with the                    reporting changes in control,
              Colorado Secretary of State on                   the acquisition or disposition
              April 1, 2003                                    of assets and other events
------------- ------------------------------------ ----------- ------------------------------
3.3           Bylaws of Haleakala Enterprises, Inc.            Exhibit 3.01 to Issuer's Form
              now known as Ashcroft Homes Corporation          SB-2 filed with the Commission
                                                               on August 16, 2000 (File No.
                                                               333-439848)
------------- ------------------------------------ ----------- ------------------------------
10.1          Form of 10% Convertible                  X
              Promissory Note
------------- ------------------------------------ ----------- ------------------------------
10.2          Purchase and Sale Agreement              X
              between Ashcroft Homes Corporation
              and Diversity Mortgage Group, LLC
              dated January 1, 2004
------------- ------------------------------------ ----------- ------------------------------
10.3          Sublease Agreement between Ashcroft      X
              Homes Corporation and JPI Apartment
              Development, L.P. dated August 15,
              2003
------------- ------------------------------------ ----------- ------------------------------
10.4          Financial Representation Agreement       X
              between Ashcroft Homes Corporation
              and J.P. Turner & Company, LLC
              dated December 19, 2003
------------- ------------------------------------ ----------- ------------------------------
21            Subsidiaries of the Registrant           X
------------- ------------------------------------ ----------- ------------------------------
31.1          Certifications pursuant to Rule          X
              13a-14(a) or 15d-14(a) under the
              Securities Exchange Act of 1934,
              as amended.
------------- ------------------------------------ ----------- ------------------------------
31.2          Certifications pursuant to Rule          X
              13a-14(a) or 15d-14(a) under the
              Securities Exchange Act of 1934,
              as amended.
------------- ------------------------------------ ----------- ------------------------------
32.1          Certifications pursuant to 18            X
              U.S.C. Section 1350, as adopted
              pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002
------------- ------------------------------------ ----------- ------------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Financial Statements                                                       Page
--------------------                                                       ----

  Independent Auditors' Reports                                             F-2

  Consolidated Balance Sheet as of December 31, 2003                        F-4

  Consolidated Statements of Operations for the
   years ended December 31, 2003 and 2002                                   F-6

  Consolidated Statements of Changes in Stockholders'
   Equity (Deficit) for the years ended December 31, 2003 and 2002          F-7

  Consolidated Statements of Cash Flows for the years
   ended December 31, 2003 and 2002                                         F-8

  Notes To Consolidated Financial Statements                               F-10

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Shareholders of Ashcroft Homes Corporation


We have audited the accompanying consolidated balance sheet of Ashcroft Homes Corporation and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashcroft Homes Corporation and Subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $8,133,837 and $656,203 during the years ended December 31, 2003 and 2002, respectively. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, an investment previously accounted for using the consolidation method, is no longer being consolidated, but rather the Company is accounting for the investment under the equity method.




                                             Mayer Hoffman McCann P.C.
                                             Certified Public Accountants

Greenwood Village, Colorado
March 22, 2004

                          INDEPENDENT AUDITORS' REPORT






The audited financial statements of Ashcroft Homes Corporation for the year ended December 31, 2002, included in this report, have not been audited. Due to a dispute with its former auditor, the Company was unable to obtain the report or consent of that auditor to these 2002 financial statements. The audited financial statements will be filed if they are subsequently obtained from the former auditor.

                           ASHCROFT HOMES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2003


                                     ASSETS
                                     ------


                                                                         2003
                                                                     -----------
Cash and cash equivalents                                            $   157,861
Accounts receivable - other                                              208,080
Accounts receivable - related parties                                    157,410
Income taxes receivable                                                   80,257
Homes under construction                                               9,762,158
Development projects in progress                                      10,897,964
Deposits                                                                  29,265
Prepaid expenses                                                         269,673
Property and equipment, net                                              124,007
Long-term investments                                                    128,928
Notes receivable                                                       1,050,000
Goodwill                                                                 210,907
Debt issuance costs                                                       29,541
Other assets                                                              11,222
                                                                     -----------

Total Assets                                                         $23,117,273
                                                                     ===========





                     The accompanying notes are an integral
                      part of these financial statements.

                           ASHCROFT HOMES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2003


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


                                                                                     2003
                                                                                 ------------
Bank overdraft                                                                   $    209,818
Notes payable                                                                      20,242,404
Due to related entities                                                             1,106,234
Accounts payable and accrued expenses                                               5,780,548
Accrued warranty costs                                                                 69,590
Customer deposits - refundable and non-refundable                                     663,335
Accrued interest - related parties                                                    331,315
Deferred income                                                                       162,798
                                                                                 ------------

Total Liabilities                                                                  28,566,042
                                                                                 ------------

Commitments and Contingencies

Minority Interests                                                                   (909,510)

Redeemable Common Stock                                                               845,000

Stockholders' Deficit:
Series A preferred stock: No par value, 10,000,000 shares authorized
1,350,000 shares issued and outstanding                                             5,400,000
Common stock:  No par value, 25,000,000 shares authorized 17,400,481 shares
 issued and outstanding (includes 1,470,000 in redeemable common stock, above)      1,952,052
Stock subscription receivable                                                         (60,000)
Additional paid in capital                                                            677,158
Accumulated deficit                                                               (13,353,469)
                                                                                 ------------

Total Stockholders' Deficit                                                        (5,384,259)
                                                                                 ------------

Total Liabilities and Stockholders' Deficit                                      $ 23,117,273
                                                                                 ============






                     The accompanying notes are an integral
                      part of these financial statements.

                           ASHCROFT HOMES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                              2003            2002
                                                         ------------    ------------

 Net Sales                                               $ 19,725,393    $ 36,070,293

 Cost of Sales                                             20,925,219      35,972,868
                                                         ------------    ------------

 Gross Profit                                              (1,199,826)         97,425
                                                         ------------    ------------

 Expenses:
 Selling, general and administrative                        5,884,039       1,985,634
 Interest                                                   1,226,097         292,810
                                                         ------------    ------------

     Total Expenses                                         7,110,136       2,278,444
                                                         ------------    ------------

 Operating Loss                                            (8,309,962)     (2,181,019)
                                                         ------------    ------------

 Other Income (Expense):
 Goodwill impairment                                          (32,815)             --
 Interest income                                               17,097           3,468
 Equity in earnings of affiliate                               44,825         105,336
 Other income (expense)                                        11,061         946,673
                                                         ------------    ------------

      Total Other Income (Expense)                             40,168       1,055,477
                                                         ------------    ------------

 Net Loss Before Minority
   Interest and Income Taxes                               (8,269,794)     (1,125,542)

 Minority Interest                                           (135,957)       (336,891)
                                                         ------------    ------------

 Net Loss Before Income Taxes                              (8,133,837)       (788,651)

 Income Tax (Benefit) Expense                                      --        (132,448)
                                                         ------------    ------------

 Net Loss                                                $ (8,133,837)   $   (656,203)
                                                         ============    ============

Net Loss Per Basic and Diluted Share of Common Stock     $      (0.55)   $      (0.10)

Weighted Average Number of Basic and Diluted
   Common Shares Outstanding                               14,671,144       6,832,413





                     The accompanying notes are an integral
                      part of these financial statements.


                   ASHCROFT HOMES CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                 Series A Preferred Stock       Common Stock        Additional      Members'
                                                 ------------------------       -------------        Paid In         Equity
                                                   Shares       Amount       Shares       Amount     Capital       (Deficit)
                                                 ---------    ---------    ---------    ---------  ------------  -------------
Balance at December 31, 2001                         --  $        --      4,134,542   $       125   $   240,756   $     (5,506)
Issuance of common stock for settlement of
 accounts payable                                    --           --        690,459       690,459            --             --
Sale of common stock                                 --           --      4,750,000         4,000            --             --
Contributions                                        --           --             --            --            --         32,664
Distributions                                        --           --             --            --            --             --
Net loss                                             --           --             --            --            --        (54,468)
                                            -----------  -----------    -----------   -----------   -----------   ------------

Balance at December 31, 2002                         --           --      9,575,001       694,584       240,756        (27,310)
Issuance of common stock for interest                --           --        169,100       106,400            --             --
Issuance of common stock for services                --           --        100,000       200,000            --             --
Issuance of stock to employees                       --           --        600,000        50,000            --             --
Sale of common stock                                 --           --        617,500       619,000            --             --
Issuance of common stock in connection               --
with the purchase of notes receivable                --           --        200,000       350,000            --             --
Issuance of stock warrants for services              --           --             --            --       291,402             --
Share repurchase                                     --           --       (300,000)      (25,000)           --             --
Related party debt forgiveness                       --           --             --            --       145,000             --
Issuance of series A preferred stock in
  connection with the recapitalization
  transaction                                 1,350,000    5,400,000             --            --            --             --
Recapitalization                                     --           --      4,968,880       (42,932)           --         27,310
Net loss                                             --           --             --            --            --             --
                                            -----------  -----------    -----------   -----------   -----------   ------------

Balance at December 31, 2003                  1,350,000  $ 5,400,000    $15,930,481   $ 1,952,052   $   677,158   $         --
                                            ===========  ===========    ===========   ===========   ===========   ============




                   ASHCROFT HOMES CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                  (CONTINUED)



                                                                            Stock
                                                        Accumulated      Subscription
                                                          Deficit         Receivable      Total
                                                      ---------------   ------------  -----------
Balance at December 31, 2001                           $      657,314   $        --   $   892,689
Issuance of common stock for settlement of
 accounts payable                                                  --            --       690,459
Sale of common stock                                               --            --         4,000
Contributions                                                      --            --        32,664
Distributions                                                (245,439)           --      (245,439)
Net loss                                                     (601,735)           --      (656,203)
                                                       --------------   -----------   -----------

Balance at December 31, 2002                                 (189,860)           --       718,170
Issuance of common stock for interest                              --            --       106,400
Issuance of common stock for services                              --            --       200,000
Issuance of stock to employees                                     --            --        50,000
Sale of common stock                                               --       (60,000)      559,000
Issuance of common stock in connection                                                         --
with the purchase of notes receivable                              --            --       350,000
Issuance of stock warrants for services                            --            --       291,402
Share repurchase                                                   --            --       (25,000)
Related party debt forgiveness                                     --            --       145,000
Issuance of series A preferred stock in
  connection with the recapitalization
  transaction                                              (5,029,772)           --       370,228
Recapitalization                                                   --            --       (15,622)
Net loss                                                   (8,133,837)           --    (8,133,837)
                                                       --------------   -----------   -----------

Balance at December 31, 2003                           $  (13,353,469)  $   (60,000) $ (5,384,259)
                                                       ==============   ===========   ===========







                     The accompanying notes are an integral
                      part of these financial statements.


                   ASHCROFT HOMES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002




                                                                                    2003           2002
                                                                               -------------  -------------
Cash Flows From Operating Activities:
  Net loss before minority interest                                              $ (8,269,794)  $   (993,094)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                                                    262,857        258,273
     Impairment loss                                                                  242,815             --
     Common stock and stock warrants issued for services                              491,402             --
     Common stock issued to employees                                                  50,000             --
     Common stock issued for interest expense                                         106,400             --
     Related entity liability forgiveness                                             145,000             --
     Changes in assets and liabilities:
       Accounts receivable                                                            308,949         49,305
       Receivables from related entities                                            1,193,647       (329,547)
       Income taxes receivable                                                         52,191       (132,448)
       Homes under construction                                                     2,787,371     10,682,588
       Development projects in progress                                             2,124,921      4,610,242
       Deposits                                                                       411,528         18,947
       Long-term investments                                                          (44,826)       (38,336)
       Prepaid expenses and other                                                     669,077       (329,530)
       Accounts payable and accrued liabilities                                     2,606,551       (669,631)
       Customer deposits                                                              292,978       (131,859)
       Deferred income                                                               (237,535)       390,332
       Accrued expenses, related entities                                              86,003        230,997
       Accrued warranty costs                                                        (106,906)      (789,195)
                                                                                 ------------   ------------

         Net Cash Provided By Operating Activities                                  3,172,629     12,827,044
                                                                                 ------------   ------------

Cash Flows From Investing Activities:
 Notes receivable                                                                    (615,000)       (85,000)
 Purchase of equipment                                                                     --         (7,416)
                                                                                 ------------   ------------

       Net Cash (Used) By Investing Activities                                       (615,000)       (92,416)
                                                                                 ------------   ------------

Cash Flows From Financing Activities:
  Repayment of leases                                                                      --        (25,262)
  Proceeds from notes payable                                                      13,691,421     21,421,190
  Repayment of notes payable                                                      (16,501,321)   (33,263,950)
  Debt issue costs                                                                    (32,227)            --
  Proceeds from notes payable, related entities                                     2,231,730      1,618,346
  Repayment of notes payable - related entities                                    (3,023,949)    (2,094,710)
  Bank overdraft                                                                      209,818             --
  Distributions to stockholders                                                            --       (245,439)
  Contributions of equity to LLC                                                           --         32,664
  Sale of common stock                                                                559,000          4,000
  Repurchase of common stock                                                          (25,000)            --
  Distributions to minority interest members                                               --       (228,650)
  Contributions from minority interest members                                             --         50,750
                                                                                 ------------   ------------

       Net Cash (Used) By Financing Activities                                     (2,890,528)   (12,731,061)
                                                                                 ------------   ------------

       Net Increase (Decrease) in Cash and Cash Equivalents                          (332,899)         3,567

       Cash and Cash Equivalents at Beginning of Year                                 490,760        487,193
                                                                                 ------------   ------------

       Cash and Cash Equivalents at End of Year                                  $    157,861   $    490,760
                                                                                 ============   ============





                     The accompanying notes are an integral
                      part of these financial statements.

                   ASHCROFT HOMES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                  (CONTINUED)

                                                                                      2003           2002
                                                                                 ------------   ------------
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for:
  Interest                                                                       $  2,699,425   $  1,250,248
  Income taxes                                                                             --             --

Supplemental Disclosure of Noncash Investing and
 Financing Activities:
  Common stock issued in connection with purchase of note receivable                  350,000             --
  Common stock issued in connection with purchase of real estate                      575,000             --
  Redeemable common stock issued in connection with the purchase of real estate       270,000             --
  Issuance of Series A preferred stock in connection with the
   recapitalization transaction                                                       370,228             --







                     The accompanying notes are an integral
                      part of these financial statements.

                   ASHCROFT HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization and Summary of Significant Accounting Policies Organization
   ------------------------------------------------------------------------
     Ashcroft Homes Corporation and subsidiaries (collectively referred to as the "Company" or "Ashcroft") designs, builds and sells single-family homes in Colorado, principally in the Denver, Colorado Springs and Fort Collins metropolitan and surrounding areas. The Company is also engaged in residential land development throughout Colorado.

     The Company currently offers its homes, designed principally for the "move-up" and relocation market segments, under the "Ashcroft Homes" and "Tesoro Homes" brand names. Typically, Ashcroft homes range in size from 1,800 square feet to over 4,500 square feet and range in price from $400,000 to $700,000, with an average sales price of $500,000. Tesoro custom homes range in size from 2,800 square feet to over 4,000 square feet and range in price from $400,000 to $500,000, with an average sales price of $450,000.

   Basis of Presentation
   ---------------------
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and to increase sales to a level where the Company becomes profitable. Additionally, the Company has experienced extreme cash liquidity shortfalls from operations.

     The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plan includes the following:

     o    In 2004 the Company completed an offering of convertible debt, see
          Note 16.

     o    Continued marketing and management of real property sales.

     o Real property refinancing which will result in reduced interest expense and carrying costs.

     o Property specific divestment and sales of certain real property assets to non-related parties.

     o    Procurement of new projects for future construction and development.

     o    Reduction of general and administrative expenses, and

     o    Continued business development of additional revenue centers.

     If management cannot achieve its operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

   Principles of Consolidation
   ---------------------------
     The accounts of Ashcroft, its wholly owned subsidiaries and its majority owned and controlled subsidiaries and partnerships are consolidated in the accompanying financial statements. All entities in which Ashcroft owns a majority voting interest are consolidated. All material intercompany transactions have been eliminated.

   Segment Reporting
   -----------------
     The Company's homebuilding operations conducted across several metropolitan areas of the state of Colorado have similar characteristics; therefore, they have been aggregated into one reportable segment--the homebuilding segment.

   Accounts Receivable
   -------------------
     The Company grants credit to all qualified customers. Accounts receivable are carried at cost less an allowance for doubtful accounts, if an allowance is deemed necessary. The Company does not accrue finance or interest charges. On a periodic basis, the Company evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts, based on history of past write-offs, collections and current credit conditions. A receivable is written off when it is determined that all collection efforts have been exhausted. The balance in the allowance for doubtful accounts as of December 31, 2003 and 2002 is zero.

   Real Estate Inventories
   -----------------------
     Real estate inventories consist principally of homes under construction, land under development and improved lots. Inventories to be held and used are stated at cost, unless a community is determined to be impaired, in which case the impaired inventories are written down to fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and sales of comparable assets. Inventories to be disposed of are stated at either the lower of cost or fair value less cost to sell and are reported net of valuation reserves. Write-downs of impaired inventories to fair value are recorded as adjustments to the cost basis of the respective inventory. Valuation reserves related to inventories to be disposed of amounted to $210,000 at December 31, 2003. The net carrying values of the related inventories amounted to $1,520,000 at December 31, 2003. Costs of inventory include direct costs of land and land development; material acquisition; home construction; and related direct overhead expenses. The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate. Interest and taxes are capitalized during the land development stage. The amount of interest capitalized during the year ended December 31, 2003 was approximately $2,170,000.

                   ASHCROFT HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization and Summary of Significant Accounting Policies (Continued) Investments
   ----------------------------------------------------------------------
     Ashcroft has a 33% ownership interest in Brookwood, LLC ("Brookwood"). In October of 2003, a member of Ashcroft's board of directors, who was also a 33% member of Brookwood, resigned from the Company's board. As a result of this event, the Company lost its ability to exercise significant influence over the management of Brookwood, and therefore is required to deconsolidate the accounts of Brookwood from those of the Company, with the Company's 33% interest in Brookwood accounted for by the equity method. The change in the method for accounting for the investment in Brookwood did not have an affect on the net loss for the years ended December 31, 2003 or 2002.

     The carrying value of the Company's investment at December 31, 2003 approximates the Company's underlying equity in the net assets of Brookwood. Brookwood's assets and liabilities totaled approximately $5,600,000 and $5,240,000, respectively, as of December 31, 2003.
     Brookwood's revenues and net income was approximately $2,360,000 and $130,000, respectively for the year ended December 31, 2003, and $900,000 and $320,000, respectively for the year ended December 31, 2002.

   Property and Equipment
   ----------------------
     Property and equipment, which includes model home furnishings, are carried at cost less accumulated depreciation and amortization. Depreciation is provided for using the straight-line method over the estimated useful lives of 3-7 years. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations. Depreciation of property and equipment charged to operations was approximately $150,000 and $240,000 for the years ended December 31, 2003 and 2002, respectively.

   Intangible Assets
   -----------------
     Debt issuance costs are being amortized using the straight-line method over the term of the notes, which approximates the effective interest method. The balance in debt issuance costs and the related accumulated amortization as of December 31, 2003 was approximately $32,000 and $2,000, respectively. Estimated aggregate amortization expense relating to existing debt issuance costs is $30,000 in 2004.

     Goodwill is considered to have an indefinite life, and therefore, it is not amortized, but instead is tested for impairment at least annually.

     Due to increased competition and excessive construction related costs, the Company has decided to allow operations in Fort Collins to wind down. Therefore, the Company determined that the value of the goodwill relating to the Fort Collins operations is impaired and accordingly reserved for the entire balance, recording an impairment loss of approximately $33,000 during the year ended December 31, 2003.

   Revenue Recognition
   -------------------
     Revenues are recognized when home and land sales are closed, title and possession are transferred to the buyer, and collection is reasonably assured.

   Service Liabilities
   -------------------
     Service, warranty and completion costs are estimated and accrued at the time a home closes.

                   ASHCROFT HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Organization and Summary of Significant Accounting Policies (Continued) Stock-Based Compensation
   -----------------------------------------------------------------------
     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. As of December 31, 2003 the Company has not granted any employee stock options.

   Long-Lived Assets
   -----------------
     When facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to the estimated undiscounted future cash flows. A forecast showing lack of long-term profitability, a significant decline in market share, and a current period operating or cash flow loss combined with a history of operating or cash flow losses are conditions, among others, that would trigger an impairment assessment of the carrying amount of enterprise goodwill.

     Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. If there is an impairment, an impairment charge would be determined by comparing the carrying amount of the assets to the applicable estimated future cash flows, discounted at a risk-adjusted rate or market appraisals. In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

   Comprehensive Income
   --------------------
     Comprehensive income consists of net income (loss) and other gains and losses affecting stockholders' equity that, under accounting principles generally accepted in the United States of America are excluded from net income (loss). Such items consist primarily of unrealized gains and losses on marketable equity securities and foreign translation gains and losses. The Company has not had any such items in the prior two years and, consequently, net income (loss) and comprehensive income (loss) are the same.

   Income Taxes
   ------------
     The Company files a consolidated federal income tax return. Certain items of income and expense are included in one period for financial reporting purposes and in another for income tax purposes. Deferred income taxes are provided in recognition of these differences. Deferred tax assets and liabilities are determined based on enacted tax rates and are subsequently adjusted for changes in these rates. A change in deferred tax assets or liabilities results in a charge or credit to deferred income tax expense.

   Advertising
   -----------
     The Company advertises primarily through print media. The Company's policy is to expense advertising costs, including production costs, as incurred. Advertising expense was approximately $60,000 and $130,000 for the years ended December 31, 2003 and 2002, respectively.

   Net Loss Per Basic and Diluted Share of Common Stock
   ----------------------------------------------------
     Basic earnings per share is calculated by dividing net loss for the year by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net loss for the year by the weighted average number of common shares outstanding during the period, increased by the dilutive potential common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include outstanding

                   ASHCROFT HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. Organization and Summary of Significant Accounting Policies (Continued)
   Net Loss Per Basic and Diluted Share of Common Stock (Continued)
   -----------------------------------------------------------------------
     stock options and warrants. Dilutive securities relating to stock options and warrants are included in the calculation of diluted earnings per share using the treasury stock method.

     The schedule below summarizes the elements included in the calculation of basic and diluted net loss per share for the years ended December 31, 2003 and 2002. For the years ended December 2003 and 2002 warrants to purchase 200,000 and -- common shares, respectively were excluded from the calculations of diluted net loss per share, as their effect would have been antidilutive.


                                                                  2003           2002
                                                                  ----           ----
       Net loss                                              $ (8,133,837)  $   (656,203)
                                                             ============   ============

       Weighted-average common shares outstanding:
       Weighted average common shares outstanding - Basic      14,671,144      6,832,413

       Dilutive securities                                             --             --
                                                             ------------   ------------

       Weighted-average common shares outstanding - Diluted    14,671,144      6,832,413
                                                             ============   ============

       Net loss per basic and diluted share of
       common stock                                          $      (0.55)  $      (0.10)



   Cash and Cash Equivalents
   -------------------------
     For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

   Estimates
   ---------
     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Recently Issued Accounting Standards
   ------------------------------------
     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003, which did not result in any impact on the Company's financial position or results of operations.

     In November 2002, the FASB issued Financial Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of

                   ASHCROFT HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization and Summary of Significant Accounting Policies (Continued) Recently Issued Accounting Standards (Continued)
   -----------------------------------------------------------------------
     Indebtedness of Others. Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003 and had no effect on the Company's financial position or results of operations.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general a variable entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either
     (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003, which was subsequently delayed until the fourth quarter of 2003 and then various dates in 2004 and 2005. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has not determined the impact of the Interpretation on the Company's financial position or results of operations.

     In April 2003, the FASB issued SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No.133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The adoption of this Statement had no effect on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 had no effect on the Company's financial position or results of operations.

     In December 2003, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB No. 104 revises or rescinds portions of the interpretive guidance related to revenue recognition included in Topic 13 of the codification of the staff accounting bulletins. SAB No. 104 became effective when issued, and adoption by the Company did not have a material impact on its financial position or results of operations.

   Reclassifications
   -----------------
     Certain prior period amounts have been reclassified to conform with the current period presentation.

                   ASHCROFT HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2. Inventories
   -----------
     Inventories consist of the following as of December 31, 2003:


       Homes under construction                                    $ 9,762,158
       Development projects in progress                             10,897,964
                                                                   -----------

       Total                                                       $20,660,122
                                                                   ===========


3. Property and Equipment
   ----------------------
     Property and equipment consists of the following as of December 31, 2003:


       Office equipment                                           $   367,097
       Leasehold improvements                                             789
       Furniture and fixtures                                         343,210
       Model furnishings and sales center costs                       417,474
                                                                  -----------
                                                                    1,128,570
       Less accumulated depreciation                               (1,004,563)
                                                                  -----------

       Net Property and Equipment                                 $   124,007
                                                                  ===========


4. Notes Payable
   -------------
     Notes payable consists of the following as of December 31, 2003:
       Various notes with several individuals and other lending
       entities for lot purchases and construction of homes with
       interest rates ranging from 6% to 25%; payment terms ranging from $3,000 monthly to lump sum payments due at maturity
       dates which range from December 2001 to December 2004; the majority of these notes are collateralized by Deeds of
       Trust. Notes with balances totaling $851,953 are in default
       as of December 31, 2003.                                                $   1,261,953

       Various notes with several lenders for lot purchases and
       construction of homes with interest rates ranging from 4.5%
       to 25% per annum; payment terms ranging from $2,695 monthly to lump sum payments due at maturity dates which range from
       April 2002 to April 2006; the majority of these notes are
       collateralized by the related homes that are being built or lots that are being purchased. Notes with balances totaling
       $6,018,472 are in default as of December 31, 2003.                      $  18,316,763




                   ASHCROFT HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4. Notes Payable (Continued)
   -------------------------
       Various notes with several vendors for accounts payable
       converted to notes with interest rates ranging from 5% to
       21% per annum; interest and principal due at maturity
       ranging from July 2002 to April 2004; the majority of these notes are collateralized by Deeds of Trust. Notes with
       balances totaling $194,918 are in default as of December
       31, 2003.                                                               $    663,688
                                                                               ------------

       Total Notes Payable                                                     $  20,242,404
                                                                               =============

     Substantially all of the above notes are guaranteed by the Company's Chief
     Executive Officer and other members of management.

     See summary of notes payable maturities at the bottom of Note 5.



5. Due to Related Entities
   -----------------------
       Balances due to related entities as of December 31, 2003 are as follows:
       Various notes due to related entities consisting of the
       Company's principal members of management and entities under their control, with interest rates ranging from 6% to 45%
       per annum; payment terms ranging from $2,500 per month to
       interest and principal due at maturity; maturity dates
       ranging from October 1999 to July 2003; some payables are
       unsecured, others are collateralized by various Deeds of
       Trust and other assets of the Company.                                  $  1,078,218

       Non-interest bearing advanced from related parties,
       due on demand.                                                                28,016
                                                                               ------------
       Total Due to Related Entities                                           $  1,106,234
                                                                               ============

       Some of the above related entity debt is guaranteed by the Company's
       Chief Executive Officer.

       The following schedule summarizes the maturities of notes payable and amounts due to related entities:


                                Notes         Due to Related
                               Payable           Entities             Total
                            -----------       --------------      -----------
       2004                 $19,772,465        $ 1,106,234        $20,878,699
       2005                     454,711                 --            454,711
       2006                      15,228                 --             15,228
                            -----------        -----------        -----------

       Totals               $20,242,404        $ 1,106,234        $21,348,638
                            ===========        ===========        ===========

                   ASHCROFT HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. Income Taxes
   ------------
     The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

                                                             2003     2002
                                                             ----     ----

     Federal statutory rate                                  (34) %   (34) %
     State income taxes, net of federal benefits              (3)      (4)
     Valuation allowance                                      37       38
                                                           -------  -------

     Total                                                    --  %    --  %
                                                           =======  =======



     Significant components of deferred income taxes as of December 31, 2003 are as follows:


     Net operating loss carryover                                 $ 2,925,000
     Stock compensation expense                                       108,000
     Inventory impairment                                              78,000
     Property and equipment                                            69,000
     Accrued warranty costs                                            78,000
     Other                                                             10,000
                                                                  -----------
     Total Deferred Tax Asset                                       3,268,000
     Less valuation allowance                                      (3,268,000)
                                                                  -----------

     Net Deferred Tax Asset                                       $        --
                                                                  ===========


     The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $3,268,000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $3,086,000. The Company will continue to review this valuation allowance on a quarterly basis and make adjustments as appropriate.

     At December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $8,100,000. Such carryforwards expire in the years 2022 through 2023.

7. Preferred Stock
   ---------------
     The authorized preferred stock of the Company consists of 10,000,000 shares, no par value. The preferred stock may be issued in separate series from time to time as the Board of Directors of the Company may determine by resolution, unless the nature of a particular transaction and applicable statutes require shareholder approval. The rights, preferences and limitations of each series of preferred stock may differ, including without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any), and voting rights.

                   ASHCROFT HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. Preferred Stock (Continued)
   Series A Preferred Stock
   ---------------------------
     The Company issued 1,350,000 shares of 7% Series A preferred stock convertible at $4 per share to an equal number of shares of common stock. The holders of the preferred stock converted approximately $370,000 of net debt to equity at the time of the recapitalization discussed below. Holders of the Preferred Stock are entitled to receive a cumulative dividend of seven percent (7%) per annum, payable quarterly in arrears beginning June 30, 2003 and continuing until the Preferred Stock is redeemed or converted. In the event that the dividends are not paid in any period, those dividends accumulate and must be paid prior to dividends on the common stock or any other class of stock junior to the Preferred Stock. Subsequently, the accrued and future dividends were waived pursuant to an amendment to the employment agreement with the Company's Chief Executive Officer.

   Series B Preferred Stock
   ------------------------
     In connection with an amendment to the articles of incorporation of the Company, the Company authorized 200,000 shares of no par, Series B Convertible Preferred Stock. The shares are convertible into an equal number of shares of the Company's common stock at a price of $4.00 per share. The holders of such preferred shares are entitled to receive cumulative cash dividends equal to 7% of the issue price per share, payable quarterly, in arrears, commencing upon issuance. No Series B Preferred shares were issued or outstanding as of December 31, 2003.

8. Stockholders' Equity
   Employment Agreements
   ---------------------
     In April 2003, in connection with employment agreements with the Company's former Chief Financial Officer and Chief Executive Officer, the Company issued 250,000 shares of the Company's restricted common stock to each individual and sold an additional 50,000 shares, each, of the Company's restricted common stock for $.50 per share. In July 2003, mutual separation agreements were entered into between these two individuals and the Company. In connection with these agreements, the Company agreed to repurchase the 50,000 shares, each, for $.50 per share and the employees agreed to return the 250,000 shares, each, to the Company. Instead, 300,000 shares were sold by the individual to a related party for $25,000, rather than being repurchased by the Company.

   Redeemable Common Stock
   -----------------------
     In July 2003, an individual note holder executed a reaffirmation agreement (the "Agreement") with the Company, whereby the Company, in consideration for a reduction in the balance owed to the note holder for principal and accrued interest through the date of the agreement, agreed to installment payments totaling $121,200 by June 1, 2004, and issue 270,000 shares of the Company's restricted common stock. Pursuant to the Agreement, the Company may be required, at the discretion of the note holder, to repurchase all or part of these shares at $1.00 per share on August 15, 2004. These shares have, therefore, been recorded as redeemable common stock, valued at $270,000, based upon the repurchase option price.

     In August 2003, the Company purchased a house from Casablanca Homes, LLC (a company controlled by a member of the Company's board of directors) in exchange for 1,200,000 shares of the Company's common stock valued at $575,000 (approximately $.48 per share). The value of the home was recorded at $575,000 based upon an independent appraisal. Beginning 12 months after the closing and ending 36 months after the closing, Casablanca has the option to require the Company to repurchase the shares for a price of $.48 per share. If the Company fails to pay the full exercise price, the price per share will increase to $.576 per share and the Company will be required to pay interest of 20% per year on the unpaid exercise price. The Company has recorded the common stock underlying Casablanca's option as

                   ASHCROFT HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. Stockholders' Equity (Continued)
   Redeemable Common Stock
   --------------------------------
     redeemable common stock valued at $575,000, based upon the option repurchase price. The Company is required to place in escrow the following:

     a.   $125,000 upon sale of the home to an unaffiliated purchaser.

     b. $204,000 upon funding of construction loans of three lots to be owned by Ashcroft/Plum Creek, LLC.

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

     Subsequent to December 31, 2003, the chief executive officer sold the home to an unaffiliated third-party, thereby triggering the escrow funding requirement of $125,000. A portion of the escrow was funded with the proceeds from the sale of the home by the chief executive officer; the remainder will be funded by the Company.

   Interest Settlement
   -------------------
     In April 2003, the Company issued 121,600 shares of its common stock valued at $30,400 for interest due on a note that matured upon the closing of a certain home and the release of additional collateral.

     In December 2003, the Company issued an additional 47,500 shares of its common stock valued at $76,000 in connection with its default on the terms of a specific note payable agreement.

9. Stock Options and Warrants
   2000 Stock Option Plan
   --------------------------
     In July 2000, the Company's board of directors adopted, subject to stockholder approval, a stock option plan, which provides for the grant to employees, officers, directors and consultants of options to purchase up to an aggregate of 500,000 shares of common stock. No options have been granted under the plan.

   Compensation Expense
   --------------------
     The Company recorded compensation expense of approximately $290,000 and $-- for the years ended December 31, 2003 and 2002, respectively for the value of certain options granted to non-employees of the Company. The valuation of the options and warrants granted to employees is based on the difference between the exercise price and the market value of the stock on the measurement date. The valuation of the options granted to non-employees is estimated using the Black-Scholes option pricing model.

                   ASHCROFT HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.Commitments and Contingencies
   Leases
   -----------------------------
     The Company leases office space in Denver and a model home in Colorado Springs under operating leases. Future minimum lease payments under non-cancelable operating leases as of December 31, 2003 are as follows:


       2004                                                          $375,744
       2005                                                           231,948
       2006                                                           184,736
       2007                                                            30,789
                                                                     --------

       Total                                                         $823,217
                                                                     ========


     Rental expense charged to operations was $300,000 and $390,000 for the years ended December 31, 2003 and 2002, respectively.

   Officer Indemnification
   -----------------------
     Under the organizational documents, the Company's officers, employees, and directors are indemnified against certain liability arising out of the performance of their duties to the Company. The Company's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects the risk of loss to be remote.

   Litigation
   ----------
     The Company is involved in various product liability claims; government investigations; and other legal proceedings that arise from time to time in the ordinary course of business. The Company does not believe any of them will have a material adverse affect on the Company's financial position or results of operations. Litigation is inherently unpredictable, and excessive verdicts do occur. Although the Company believes it has valid defenses in these matters, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse affect on the Company's financial position or results of operations in any particular period.

11. Related Party Transactions
    --------------------------
     During the year the Company made advances to a related entity, in which the Company is a 33% owner. The balance due to the Company as of December 31, 2003 is approximately $98,000.

     The Company made advances to other related entities, related through common ownership. The balance due as of December 31, 2003 is approximately $59,000.

12. Employee Benefit Plan
    ---------------------
     Effective January 1, 1995, the Company adopted a 401(K) Profit Sharing Plan for employees. The Company shall make a matching contribution for each employee in an amount equal to 25% of each employees' Salary Reduction Contributions for the Plan year of up to 8% of the employees compensation for the Plan year. The Company made matching contributions of approximately $5,400 and $11,300 for the years ended December 31, 2003 and 2002, respectively. Each employee shall be fully vested at all times in their contribution and the Company's matching contributions vest over a seven year period.

                   ASHCROFT HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 13.  Concentration of Credit Risk
      ----------------------------
          The Company's financial instruments that are exposed to concentrations of credit risk consist of cash, including money market accounts and receivables.

          The Company invests its cash in banks with high credit ratings; however, certain account balances during the periods have been maintained at levels in excess of federally insured limits.

          The Company's receivables are primarily due from shareholders and affiliated entities and amounts due from title companies. As a consequence, the Company's management believes that concentrations of credit risk are limited and the Company has not experienced a loss in such accounts.

          The Company's operations are from home building and land development and are concentrated in Colorado along the front range of the Rocky Mountains, ranging from Colorado Springs to Fort Collins. Therefore, the Company is exposed to economic conditions affecting that region, which may not affect other regions in the United States of America.

14.  Fair Value of Financial Instruments
     -----------------------------------
          Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results.

          The following table presents a summary of the Company's financial instruments as of December 31, 2003:

                                                      Carrying         Estimated
                                                       Amount         Fair Value
                                                    -----------      -----------
           Financial Assets:
            Cash and cash equivalents               $   157,861      $   157,861
            Notes receivable                          1,050,000        1,050,000
           Financial Liabilities:
            Notes payable                            20,242,404               --
            Due to related entities                   1,106,234               --






          The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments. It is not practicable to estimate the fair value of notes payable or amounts due to related entities, as instruments with common terms or entities with similar credit risk are not readily available.

15.  Recapitalization Transaction
     Exchange
     ----------------------------
          Effective April 3, 2003, Ashcroft Homes Corporation, formerly known as OneDentist Resources, Inc. ("ODRE"), acquired all of the outstanding stock and membership interests of the Company. The consideration issued by ODRE in connection with the exchange was 12,954,060 shares of its no par value common stock and 1,350,000 shares of its Series A Convertible Preferred Stock ("Preferred Stock").

                   ASHCROFT HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




15.  Recapitalization Transaction (Continued)
     Exchange (Continued)
     ----------------------------------------
          Simultaneously with closing of the transaction (the "Exchange"), the former sole executive officer and director of ODRE, resigned and was replaced as Chief Executive Officer and Director. As a result of the issuance of stock in the Exchange, as well as the change in the Board of Directors, the Company experienced a change in control. The acquisition has been treated as a reverse acquisition and a recapitalization of Ashcroft Homes Corporation for accounting and financial statement reporting purposes.

          Certain former shareholders or equity owners of the Company became the largest shareholders of the Company following closing of the Exchange. The Chief Executive Officer and his wife beneficially owned 6,488,601 shares of common stock and 1,350,000 shares of Preferred Stock immediately following the exchange, representing a total of 49.32% of the outstanding common stock if the Preferred Stock were converted. They also own 100% of the Preferred Stock, entitling them to five votes for each share outstanding. Accordingly, they owned a total of 62.17% of the outstanding voting stock of the Company immediately following the Exchange.

          The President of Stonegate Capital Corporation (an Ashcroft Subsidiary) is now the Executive Vice President and Principal Financial Officer of the Company and owns 1,197,707 shares, or 8.24% of the common stock, immediately following the exchange. The secretary/treasurer of Stonegate is now the Vice President of Finance of the Company and also owns 1,197,707 shares of the common stock. A former member of one of the Ashcroft Subsidiaries owns 750,000 shares of common stock, or greater than 5% of the common stock outstanding. Each of these individuals executed an employment contract with the Company.

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

                   ASHCROFT HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.  Recapitalization Transaction (Continued)
     Entities Acquired (Continued)
     ----------------------------------------
          o Stonegate Capital Corporation - owns and manages a portfolio of construction loans secured by interests in real estate located in Colorado. The Company is marketing the real estate securing the loans.

          o Tesoro Homes @ Tallyn's Reach, LLC - constructs a wide variety of homes in and around Denver, Colorado.

          o West Gold Holdings, Inc. - a developer of residential lots for the Ashcroft Subsidiaries and some independent third parties.

16.  Subsequent Events
     Acquisition of Diversity Mortgage
     ---------------------------------
          In January 2004, the Company began negotiating the acquisition of 100% of the membership interest in Diversity Mortgage Group, LLP, a mortgage company and the personal goodwill of an individual who also brokers mortgages (collectively the "Seller"). Under the terms of the contemplated transaction, the Company will issue 100,000 shares of its restricted common stock in full consideration for the acquisition from the sellers.

     Contracts to Acquire Real Estate
     --------------------------------
          In April 2004, the Company executed a Contract for Purchase and Sale of Real Estate with Canterbury Development Company, LLC, whereby the Company has the option to purchase eight single-family residential lots located in Douglas County, Colorado. The option allows the Company to purchase these lots for approximately $95,000 per lot. The option expires on November 1, 2004, unless the Company closes on at least two lots prior to November 1, 2004, in which case, the option expires on October 31, 2005.

          In April 2004, the Company executed a Contract for Purchase and Sale of Real Estate with Canterbury Development Company, LLC, whereby the Company has the option to purchase twenty-two single-family residential lots located in Douglas County, Colorado. The option allows the Company to purchase these lots for approximately $75,000 per lot. The option expires on November 1, 2004, unless the Company closes on at least six lots prior to November 1, 2004, in which case, the option expires on October 31, 2005.

     Convertible Debt
     ----------------
          In December 2003, the Company commenced a private placement to qualified investors under a Private Placement Memorandum (the "Memorandum") for the issuance of convertible promissory notes ("Convertible Notes"). Under the terms of the Memorandum, a minimum of $500,000 and a maximum of $2,000,000 of Convertible Notes are offered in the private placement. The Notes bear interest at a rate of 10% per annum, paid quarterly in arrears, and are convertible at any time at the holder's discretion into the Company's common stock at a price equal to the lesser of $1.00 per share or 80% of the average closing price of the common stock for the twenty trading days prior to the date the request for conversion is received by the Company. Pursuant to the terms of the contract with the underwriter, in consideration for facilitating the private placement, the Underwriter will receive commissions equal to 10% of the amount of Convertible Notes sold and one warrant per $10 of notes sold. Each warrant will entitle the underwriter to purchase one share of the Company's common stock at $1.00 per share at any time until December 31, 2005.